Form 10-Q
period 1996-07-01
ROSS TECHNOLOGY INC
filed 1996-08-15
CIK 949702

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended July 1, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number: 0-27016

                             ROSS TECHNOLOGY, INC.
             (Exact Name of Registrant as Specified in Its Charter)

             DELAWARE                                   74-2507960
 (State or Other Jurisdiction of                     (I.R.S. Employer
  Incorporation or Organization)                    Identification No.)


                        5316 Highway 290 West, Suite 500
                            Austin, Texas 78735-8930
                                 (512) 436-2000
         (Address and Telephone Number of Principal Executive Offices)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               [X] Yes   [ ] No


Number of shares outstanding of each of the issuer's classes of common stock, as of July 1, 1996: Common Stock, no par value, 23,386,604 shares.

                     ROSS TECHNOLOGY, INC. AND SUBSIDIARIES

                                   FORM 10-Q

                                  JULY 1, 1996

                                     INDEX

                                                                                          Page
                                                                                          ----
Title Page  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1

Index . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2

PART I - FINANCIAL INFORMATION

   ITEM 1.       Financial Statements (Unaudited)

                 Consolidated Balance Sheets - April 1, 1996 and July 1, 1996 . . . . .     3

                 Consolidated Statements of Operations for the Three Months
                 ended July 3, 1995 and July 1, 1996  . . . . . . . . . . . . . . . . .     4

                 Consolidated Statements of Cash Flows for the Three Months ended
                 July 3, 1995 and July 1, 1996  . . . . . . . . . . . . . . . . . . . .     5

                 Notes to Consolidated Financial Statements . . . . . . . . . . . . . .     6

   ITEM 2.       Management's Discussion and Analysis of Financial Condition and
                 Results of Operations. . . . . . . . . . . . . . . . . . . . . . . . .     7

PART II - OTHER INFORMATION

   ITEM 1.       Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . .    14

   ITEM 2.       Changes in Securities  . . . . . . . . . . . . . . . . . . . . . . . .    14

   ITEM 3.       Defaults Upon Senior Securities  . . . . . . . . . . . . . . . . . . .    14

   ITEM 4.       Submission of Matters to a Vote of Security-Holders  . . . . . . . . .    14

   ITEM 5.       Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . .    14

   ITEM 6.       Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . .    15

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    16

PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                             ROSS TECHNOLOGY, INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                                      JULY 1,      APRIL 1,
                                                                                       1996          1996
                                                                                       ----          ----
ASSETS                                                                             (UNAUDITED)
Current assets:
  Cash  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           $   3,666    $  17,941
  Trade accounts receivable, net  . . . . . . . . . . . . . . . . . . . . .              21,947       16,207
  Receivable from Fujitsu . . . . . . . . . . . . . . . . . . . . . . . . .               4,764        6,780
  Inventory (Note 2)  . . . . . . . . . . . . . . . . . . . . . . . . . . .              48,208       32,321
  Prepaid expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . . .               4,681        2,706
                                                                                      ---------    ---------

          Total current assets  . . . . . . . . . . . . . . . . . . . . . .              83,266       75,955

Property and equipment, net . . . . . . . . . . . . . . . . . . . . . . . .              17,171       16,119
Deferred tax asset                                                                        2,182        2,182
Intangible assets, net  . . . . . . . . . . . . . . . . . . . . . . . . . .               3,364        3,637
                                                                                      ---------    ---------
                                                                                      $ 105,983    $  97,893
                                                                                      =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . .           $  15,183    $   9,587
  Accrued liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . .               3,367        3,103
  Payable to Fujitsu  . . . . . . . . . . . . . . . . . . . . . . . . . . .              17,114       18,929
                                                                                      ---------    ---------

          Total current liabilities                                                      35,664       31,619

Stockholders' equity:
  Common stock, $.001 par value, 100,000 shares authorized,
     23,708 shares issued and 23,387 shares outstanding at
     July 1, 1996 and 23,421 shares issued and 23,100 shares
     outstanding at April 1, 1996 . . . . . . . . . . . . . . . . . . . . .                  24           23
  Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . . .              82,419       82,358
  Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . . .             (10,873)     (14,856)
                                                                                      ---------    ---------
                                                                                         71,570       67,525
  Less: treasury stock, at cost                                                          (1,251)      (1,251)
                                                                                      ---------    ---------

          Total stockholders' equity  . . . . . . . . . . . . . . . . . . .              70,319       66,274
                                                                                      ---------    ---------
                                                                                      $ 105,983    $  97,893
                                                                                      =========    =========


          See accompanying notes to consolidated financial statements.

                             ROSS TECHNOLOGY, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                                  THREE MONTHS      THREE MONTHS
                                                     ENDED             ENDED
                                                  JULY 1, 1996      JULY 3, 1995
                                                  ------------      ------------
 Net sales . . . . . . . . . . . . . . .            $  30,912         $  21,802
 Cost of sales . . . . . . . . . . . . .               16,730            11,965
                                                    ---------         ---------

   Gross profit  . . . . . . . . . . . .               14,182             9,837
                                                    ---------         ---------

 Operating expenses:
   Research and development  . . . . . .                4,399             3,773
   Selling, general and administrative .                3,490             1,889
   Amortization of goodwill  . . . . . .                  272               298
                                                    ---------         ---------

       Total operating expenses  . . . .                8,161             5,960
                                                    ---------         ---------

       Income from operations  . . . . .                6,021             3,877

 Other income (expense):
   Interest income . . . . . . . . . . .                  107               -
   Interest expense  . . . . . . . . . .                   -               (665)
                                                    ---------         ---------

       Income before income taxes  . . .                6,128             3,212

 Income tax expense  . . . . . . . . . .                2,145                64
                                                    ---------         ---------

       Net income  . . . . . . . . . . .            $   3,983             3,148
                                                    =========         =========

 Net income per share (Note 3) . . . . .            $    0.17         $    0.17
                                                    =========         =========

 Weighted average common and common
       equivalent shares outstanding . .               23,656            18,886
                                                    =========         =========


          See accompanying notes to consolidated financial statements.

                             ROSS TECHNOLOGY, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                               THREE MONTHS      THREE MONTHS
                                                                                  ENDED             ENDED
                                                                               JULY 1, 1996      JULY 3, 1995
                                                                               ------------      ------------
 Cash flows from operating activities:
   Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . .                  3,983             3,148
   Adjustments to reconcile net income to net
     cash used in operating activities:
     Depreciation  . . . . . . . . . . . . . . . . . . . . . . . . .                  1,212               781
     Amortization of goodwill  . . . . . . . . . . . . . . . . . . .                    272               298
     Change in assets and liabilities:
       Decrease (increase) in trade accounts receivable  . . . . . .                 (5,740)            1,214
       Decrease (increase) in receivable from Fujitsu  . . . . . . .                  2,016            (1,042)
       Increase in inventory . . . . . . . . . . . . . . . . . . . .                (15,887)           (3,775)
       Increase in prepaid expenses  . . . . . . . . . . . . . . . .                 (1,974)             (368)
       Increase (decrease) in trade accounts payable . . . . . . . .                  5,596              (366)
       Decrease in payable to Fujitsu  . . . . . . . . . . . . . . .                 (1,815)             (298)
       Increase in accrued liabilities . . . . . . . . . . . . . . .                    264               405
                                                                                  ---------         ---------
         Net cash used in operating activities . . . . . . . . . . .                (12,073)               (3)

 Cash flows from investing activities:
   Capital expenditures  . . . . . . . . . . . . . . . . . . . . . .                 (2,264)             (968)
                                                                                  ---------         ---------
         Net cash used in investing activities . . . . . . . . . . .                 (2,264)             (968)

 Cash flows from financing activities:
   Proceeds from employee stock plans  . . . . . . . . . . . . . . .                     62                39
   Payments on notes payable . . . . . . . . . . . . . . . . . . . .                     -               (424)
                                                                                  ---------         ---------
       Net cash provided by (used in) financing activities . . . . .                     62              (385)
                                                                                  ---------         ---------

       Net decrease in cash and cash equivalents . . . . . . . . . .                (14,275)           (1,356)

 Cash and cash equivalents at beginning of period  . . . . . . . . .                 17,941             1,936
                                                                                  ---------         ---------

 Cash and cash equivalents at end of period  . . . . . . . . . . . .                  3,666               580
                                                                                  =========         =========

 Supplemental disclosure of cash flow information:
   Taxes paid  . . . . . . . . . . . . . . . . . . . . . . . . . . .              $     750         $      88
   Interest paid . . . . . . . . . . . . . . . . . . . . . . . . . .              $      -          $     825

          See accompanying notes to consolidated financial statements.

                             ROSS TECHNOLOGY, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) FINANCIAL STATEMENT PRESENTATION

         The financial statements of ROSS Technology, Inc. and subsidiaries (the "Company") included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of management, reflect all adjustments necessary, such adjustments being of a normal recurring nature, to present fairly the financial condition and the results of operations for such interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, management believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto for the year ended April 1, 1996 included in the Company's filing with the SEC on Form 10-K on July 1, 1996. The results for interim periods are not necessarily indicative of the results for the respective fiscal years.

(2) INVENTORIES

                                                              July 1,                         April 1,
                                                               1996                             1996
                                                               ----                             ----
 Die bank                                                    $ 4,219                          $ 6,757
 Work-in-process                                              41,144                           19,697
 Finished goods                                                2,845                            5,867
                                                             -------                          -------
                                                             $48,208                          $32,321
                                                             =======                          =======

         Die bank inventory, consisting of silicon wafers and cut and tested die, is comparable to raw material inventory in other manufacturing industries.

(3) NET INCOME PER COMMON SHARE

         Net income per common share is computed using the weighted average number of outstanding common stock and common stock equivalent shares, when dilutive. Common equivalent shares include shares issuable pursuant to outstanding options under the Company's stock option plan as determined by the treasury stock method.

(4) COMMITMENTS AND CONTINGENCIES

        The Company is party to a lawsuit generally incidental to its business. In the opinion of management, the disposition of this item will not have a material effect on the Company's business, financial condition or results of operations. See Part II, Item 1 of this Quarterly Report.

(5) NEW PRONOUNCEMENTS

        Effective with the first quarter of 1997, the Company has adopted Statement of Financial Standards No. 121 "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of." Statement 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Adoption of this new pronouncement had no effect on the financial statements for the period.

        During October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounts Standards No. 123 "Accounting for Stock Based Compensation" effective for fiscal years beginning after December 15, 1995. The new statement allows companies to continue accounting for stock based compensation under the provisions of APB Opinion 25 "Accounting for Stock Issued to Employees." However, companies are encouraged to adopt a new accounting method based on the estimated fair value of employee stock options.

        Companies that do not follow the new fair value based method will be required to provide expanded disclosures in footnotes to the financial statements. The Company has elected to continue to account for its employee stock compensation plans as prescribed under Opinion 25 and will make the pro-forma disclosures of net income and earnings per share required by Statement 123 beginning with its financial statements for the year ended March 31, 1997.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Quarterly Report contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, with respect to the financial condition, results of operations and business of the Company. Such statements involve risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements, including without limitation the Company's dependence on the timely development, introduction and customer acceptance of new products, the ability of the Company to successfully implement its strategy of diversifying into the system products business, the various effects on revenue, margins and operating expenses of transitions in the Company's product lines and overall business, the impact on revenue and margins of rapidly changing technology, competition, downward pricing pressures and allocations of product among different sales channels as well as supply and manufacturing constraints and costs, changes in plans, programs or expenses for research, development or marketing, general economic conditions, and the other risks and uncertainties detailed from time to time in the Company's public announcements and SEC filings, including without limitation the Form S-1 and Final Prospectus filed in November 1995 and the Company's Quarterly and Annual Reports on Forms 10-Q and 10-K, respectively.

         The information contained in this Quarterly Report is not a complete description of the Company's business or the risks associated with an investment in the Company. More complete discussions can be found in the Annual Report on Form 10-K filed July 1, 1996 and in the Final Prospectus, as supplemented by the information contained in this Quarterly Report.

RESULTS OF OPERATIONS

         Net sales in the first quarter of the fiscal year ending March 31, 1997 ("fiscal 1997") increased 42% to $30.9 million from $21.8 million in the same period of the fiscal year ended April 1, 1996 ("fiscal 1996"). This was primarily due to increased volume sales of the core microprocessor products and the Company's introduction of its hyperSTATION(TM) line of system and board products.

         Gross profit as a percentage of net sales for the quarter ended July 1, 1996 increased to 46% from 45% for the comparable period in fiscal 1996. This improvement was primarily attributable to increases in sales volume which resulted in increased efficiency and utilization of fixed manufacturing overhead. Improvement in gross profit in the first three months of fiscal 1997 was also attributable to sales of the Company's newly-introduced 166 MHz hyperSPARC(TM) microprocessor product. In the early stages of their product life cycles, high performance products such as the 166 MHz product typically carry a higher average selling price and, consequently, higher gross profit.

         Research and development ("R&D") expenses in the first quarter of fiscal 1997 decreased to 14% of net sales from 17% in the same quarter of fiscal 1996. However, absolute expenses increased $0.6 million in the first quarter of fiscal 1997 from the comparable quarter in the prior fiscal year. This increase in R&D expense was primarily attributable to the addition of new personnel and related overhead in the areas of new product design and new product development. Additionally, R&D expenses increased as a result of pre-production costs associated with qualifying newer generations of hyperSPARC microprocessors, as well as the initial hyperSTATION and SPARCplug(TM) products, for production.
The Company expects that absolute levels of R&D expenses will continue to increase in the future.

         Selling, general and administrative ("SG&A") expenses, as a percentage of net sales, for the quarter ended July 1, 1996 increased to 11% versus 9% in the comparable period for fiscal 1996. In addition, absolute expenses in SG&A increased $1.6 million from the comparable quarter in the prior year. The increase in SG&A as a percentage of net sales and in absolute expenses is primarily attributable to the Company's expansion of its sales and marketing staff and increased advertising and promotional activity associated with the introduction of the new hyperSTATION and SPARCplug product lines as well as continued advertising and promotional activity related to its microprocessor business. The Company expects that absolute levels of sales, general and administrative expenses will continue to increase in the future.

         The Company recorded income from operations of $6.0 million in the quarter ended July 1, 1996, compared with income from operations of $3.9 million for the same period in the prior year. This increase in operating profitability resulted primarily from increased revenue as well as a decrease in operating expenses as a percentage of net sales from 27% in the quarter ended July 3, 1995 to 26% during the same period in fiscal 1997.

         Interest income for the quarter ended July 1, 1996 was $0.1 million versus interest expense of $0.7 million in the comparable period for fiscal 1996, reflecting the elimination of debt in the fourth quarter of fiscal 1996 and the proceeds of the Company's initial public offering in November 1995.

         During the quarter ended July 3, 1995, the Company utilized net operating loss carryforwards to reduce its federal income tax liability. However, the Company completely utilized its net operating loss carryforwards during the fourth quarter of fiscal 1996 and as such paid taxes at the statutory corporate rate during the quarter ended July 1, 1996. The Company expects to continue to pay taxes at the statutory corporate rate for the foreseeable future.

LIQUIDITY AND CAPITAL RESOURCES

         During the first three months of fiscal 1997 the Company used $12.1 million of cash in operating activities compared with no net use of cash for the first three months of fiscal 1996. The increase in the use of cash is principally attributable to the significant increase in inventory. The Company has strategically invested in inventory to ensure the availability of its newly-introduced system products. Both the hyperSTATION and the SPARCplug products add additional manufacturing processes to the Company's traditional manufacturing flow, and thus additional inventory is required to fill the production line in order to meet the anticipated demand for both products.

         The increase in accounts receivable and accounts payable from April 1, 1996 to July 1, 1996 reflects both an increase in the volume of sales of the Company's key products and a significant increase in production activities near the end of the quarter.

         Cash used by investing activities was $2.3 million for the first three months of fiscal 1997 compared with $1.0 million for the comparable period in fiscal 1996. The increase in the use of cash in investing activities was due to capital expenditures that were required as part of the Company's expansion into the systems business as well as to increase production capacity of the Company's existing product lines.

         Cash provided by financing activities was $0.1 million for the three month period ended July 1, 1996 compared to a use of cash of $0.4 million for the comparable period in fiscal 1996. This change reflects the retirement of the Company's outstanding debt during the fourth quarter of fiscal 1996.

         The Company is in the process of finalizing a secured credit facility with a major commercial bank. The credit facility is subject to negotiation of definitive documents and terms. There can be no assurance that the Company and the major bank will be able to negotiate a mutually acceptable credit facility or that the Company's business and financial condition at any given time will enable it to borrow funds pursuant to the credit facility or otherwise. A failure to obtain the credit facility or an inability to borrow funds at any given time could have a material, adverse effect on the Company's business, operating results and financial condition.

         The Company's principal source of liquidity as of July 1, 1996 consisted of $3.7 million of cash and cash equivalents. As of July 1, 1996, the Company had reduced its accumulated deficit to $10.9 million and had total stockholders' equity of $70.3 million.

         The Company's payment terms with Fujitsu for purchases of silicon wafers and multi-die packaging are longer than those generally available from other suppliers. Although the Company believes that such payment terms will not change in the near future, there can be no assurance that Fujitsu will continue to extend such favorable payment terms to the Company. Shorter payment terms would increase the Company's cash requirements.

         The Company anticipates that total payments under all operating leases currently in place will be approximately $1.2 million, $1.4 million and $1.1 million for fiscal 1997, fiscal 1998 and fiscal 1999, respectively. These leases primarily cover test and manufacturing equipment and the Company's existing facilities.

         The Company expects to incur additional capital expenditures of approximately $6.0 million during the next 12 months, principally for computer hardware and software, lab equipment and general office equipment and furnishings.

         Because the Company must order products and build inventory substantially in advance of product shipments, there is a risk that the Company will forecast quality and product mix incorrectly and, therefore, produce excess or insufficient inventories. Because the markets for the Company's microprocessor and system products are subject to rapid technological and price changes, inventory may be subject to rapid obsolescence. If the Company forecasts incorrectly and produces insufficient inventory of particular products, the Company may face order cancellations from or loss of customers, who may seek to satisfy their needs from other suppliers. In general, the Company's customers may change delivery schedules or cancel orders without significant penalty. This inventory risk is heightened because the Company's customers usually place orders with short lead times. To the extent that the Company produces excess or insufficient inventories of particular products, the Company's operating results and financial condition could be materially adversely affected.

         Based on its current plans, the Company believes that its existing capital, together with cash flow from operations and financing activities, will be sufficient to meet the Company's cash requirements during the next 12 months. There can be no assurance, however, that changes in the Company's R&D plans or other changes affecting the company's operating expenses, capital expenditures, products, lines of business, business strategy, supplier and customer credit arrangements, level of product and manufacturing integration, facilities, employment and other matters will not result in the expenditure of such resources before such time. Beyond that time, the Company may require additional equity or debt financing. There can be no assurance that additional capital, including capital from bank borrowings, will be available on terms favorable to the Company, if at all. To the extent that additional capital is raised through the sale of additional equity or convertible debt securities, the issuance of such securities could result in additional dilution to the Company's stockholders. Moreover, the Company's cash requirements may vary materially from those now planned because of changes in the Company's business or capital expenditure plans, product plans or technology, acquisitions or dispositions of businesses or assets, changes in the Company's level of product and manufacturing integration, results of research and development, relationships with suppliers and customers, changes in the focus and direction of the Company's research and development programs, competitive and technological advances, the level of working capital required to sustain planned growth, operating results (including the extent and duration of operating losses), facilities, employment matters, and other factors.

FUTURE OPERATING RESULTS

         Future operating results will depend to a considerable extent on the Company's ability to closely manage planned product enhancements and new product introductions to ensure that adequate supplies of new products can be delivered to meet customer demand.

         The Company is currently involved in a significant effort to diversify its product lines and sources of revenue. In fiscal 1996 and prior years, substantially all of the Company's revenues were derived from sales of microprocessors and MBus modules. In the first quarter of fiscal 1997, the Company shipped hyperSTATION motherboards and systems, which was the first time that the Company had engaged in commercial sales of board and system products. The Company intends to aggressively pursue and expand its board and systems businesses, which will focus on performance- and value-enhanced products incorporating the SPARC-industry-standard V8 architecture. In the second half of calendar 1996, the Company expects to ship its SPARCplug product and to expand the range of its hyperSTATION products. Other board and system products are under development.

         The Company also intends to maintain and further its microprocessor business. In the second half of calendar 1996, the Company expects to ship its 'Colorado 4' 200 MHz hyperSPARC microprocessor in MBus modules and other configurations. Further extensions of the hyperSPARC line of microprocessors are under development. The Company is also conducting research and development for new microprocessor designs based upon other advanced technologies.

         The Company believes that diversification of its product lines and revenue sources will provide additional engines for future growth of revenues and profits. There can be no assurance, however, that this diversification effort will be successful or profitable. The Company anticipates that the gross profit margins of these new product lines will be consistent with other companies participating in the workstation marketplace.

         As a result of the costs associated with deploying new product lines, the Company expects its research and development and selling, general and administrative expenses to be higher on a quarterly basis during the balance of fiscal 1997 than during the first quarter. Although these expenses can be reduced if the Company's revenues are less than anticipated, the Company considers that it is building an infrastructure that is critical to the Company's future success and that represents a long-term investment in the Company's future. Therefore the Company may decide to undertake such expenses even if the result would be an increase in such categories of expense as a percentage of net revenues in a given fiscal quarter or for the fiscal year as a whole.

         The Company's operating results have in the past, and may in the future, vary due to a number of factors, including market acceptance of new or enhanced versions of the Company's products, the Company's success in entering new markets, the various effects on revenue, margins and operating expenses of transitions in the Company's product lines and overall business, the timing and extent of product development costs, changes in the mix of products sold and in the mix of sales by distribution channel, competitive pricing pressures, anticipated and unanticipated decreases in unit average selling prices of the Company's products, availability and cost of products (particularly silicon wafers) from the Company's suppliers, fluctuations in manufacturing yields, the gain or loss of significant customers, new product introductions by the Company or the Company's competitors, the competitiveness of the SPARC architecture, and the timing of significant orders, order cancellations or rescheduling, all as more fully described in the Company's Annual Report on Form 10-K filed on July 1, 1996 as well as the Form S-1 and Final Prospectus filed in November 1995.
Any unfavorable change in the foregoing or other factors could have a material adverse effect on the Company's business, operating results and financial condition.

         The Company operates in an industry characterized by increasing competition, rapidly changing technology, and increasingly aggressive pricing. As a result, the Company's future operating results will depend to a considerable extent on its ability to rapidly and continuously, develop and introduce new microprocessor and system technologies that offer its customers enhanced performance at competitive prices. The development of new high-performance computer products is a complex and uncertain process requiring high levels of innovation from the Company's designers and suppliers, as well as accurate anticipation of customers' requirements and technological trends. The Company is also increasingly dependent on the ability of its suppliers to design, manufacture and deliver advanced components required for the timely introduction of new products. The failure of any of these suppliers to deliver components on time or in sufficient quantities, or the failure of any of the Company's designers to develop advanced innovative products on a timely basis, could result in a significant adverse impact on the Company's operating results.

         Once a hardware product is developed, the Company must rapidly bring it to volume manufacturing, a process that requires accurate forecasting of both volumes and configurations, among other things, in order to achieve competitive yields and costs. Upon introduction of new products, the Company must also manage the transition from older, displaced products to minimize disruptions in customer ordering patterns, reduce levels of existing product inventory, and ensure that adequate supplies of new products can be delivered to meet customer demand.

         Historically, average selling prices for microprocessors in general, and for the Company's products in the time period during which they have been commercially available, have decreased over the life of each specific product. The Company expects that the average selling prices of its products will continue to be subject to significant downward pressure in the future. If the Company is unable to introduce and gain market acceptance of new products with higher average selling prices or reduce its costs sufficiently to offset decreases in prices of existing products, the Company's gross profits and operating results would be adversely affected. In addition, because the Company is continuing to increase its operating expenses for new product development in anticipation of increasing sales levels, the Company's business and operating results would be adversely affected if such sales levels were not achieved.

         During the recent past, the Company's sales and gross margins have been substantially impacted by the mix of OEM and upgrade customers, as well as the mix of high-end and low-end products sold. In addition, operating results could be adversely affected by general economic and other conditions affecting the timing of customer orders and capital spending or a downturn in the markets for microprocessors or high-performance computer workstations.

         Sales to the Company's largest OEM customer, Sun Microsystems, Inc. ("Sun"), have varied substantially on a year-to-year and quarter-to-quarter basis over the periods since fiscal 1991. The Company's sales to Sun peaked, as a percentage of net revenues, at 89% in the third quarter of fiscal 1991. The Company's sales to Sun as a percentage of net revenues were 45% in fiscal 1996 and 32% in the first quarter of fiscal 1997, respectively. The Company anticipates that sales to Sun will continue to fluctuate significantly in the future and that sales to Sun will be reduced in fiscal 1997, as compared with fiscal 1996. The Company is in ongoing discussions with Sun regarding potential future design wins for the Company's current and future microprocessor and system products, but there can be no assurance that the Company will achieve future design wins with Sun.

PART II - OTHER INFORMATION


ITEM 1.  Legal Proceedings

         Rao Cherukuri et al. v. PeQuR Technology, Inc., et al., Civil No. CV757267 (Santa Clara Superior Court). On April 11, 1996, this action was filed against, among others, the Company in the Superior Court of California (the "Action"). The Action was brought by three former employees of PeQuR Technology, Inc. ("PeQuR"), a Texas corporation which on January 4, 1995 sold substantially all of its assets to ROSS Computer Corp. ("RCC"), then a wholly-owned subsidiary of the Company. Plaintiffs allege, among other causes of action, fraud, deceit, and breach of fiduciary duty in connection with certain alleged agreements by PeQuR to provide compensation to the plaintiffs in the form of vested PeQuR stock which agreements, in turn, allegedly would have entitled plaintiffs to receive a share of the proceeds of the asset sale to RCC, to employment with the Company or RCC, and/or to receive shares of the Company's Common Stock.

         The Company believes that the plaintiffs' claims against it are without merit and intends to defend this case vigorously. Based on information presently known to management, the Company does not believe that the ultimate resolution of this lawsuit will have a material adverse effect upon the financial condition or results of operations of the Company.

         As previously reported, the Company transferred its entire equity interest in RCC to Fujitsu Limited, its majority stockholder, on March 26, 1996.


ITEM 2.  Changes in Securities

         None


ITEM 3.  Defaults Upon Senior Securities

         None


ITEM 4.  Submission of Matters to a Vote of Security-Holders

         None


ITEM 5.  Other Information

         On June 27, 1996, the Registrant's Board of Directors (the "Board") voted, pursuant to Section 3.2 of the Registrant's Restated Bylaws, to reduce the size of the Board from nine to eight members effective upon the election of directors at the Registrant's Annual Meeting of Stockholders.

        On August 13, 1996 the Registrant held its Annual Meeting of Stockholders, and all incumbent directors were re-elected to the Board except for Mr. Satoshi Imokawa, who did not stand for re-election.

        An amendment and restatement of the Registrant's 1995 Qualified Employee Stock Purchase Plan was approved by the Board on July 17, 1996 and by the Registrant's stockholders on August 13, 1996.

ITEM 6.  Exhibits and Reports on Form 8-K


         (a)     Exhibits

                 Exhibit
                   No.                                      Description
                 -------                                    -----------
                 3.1  -   Restated Certificate of Incorporation of Registrant*

                 3.2  -   Restated Bylaws of the Registrant

                 4.1  -   Specimen of Common Stock Certificate*

                 4.2  -   Stock Purchase Warrant issued by the Registrant to Sun Microsystems, Inc.*

                27    -   Financial Data Schedule


         (b)     Reports on Form 8-K

                 None

______________________

* Incorporated by reference to identically numbered exhibits to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended January 1, 1996.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       ROSS TECHNOLOGY, INC.,
                                       a Delaware corporation



Date:  August 14, 1996                 /S/ DAVID A. ZELENIAK
      ------------------               --------------------------------------
                                       David A. Zeleniak
                                       Chief Financial Officer and Secretary

                               INDEX OF EXHIBITS

Exhibit No.      Description                                       Page No.
-----------      -----------                                       --------
 3.2             Restated Bylaws of the Registrant

27               Financial Data Schedule