Form 10-Q
period 1996-09-30
ROSS TECHNOLOGY INC
filed 1996-11-14
CIK 949702

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

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

                               [X] Yes   [  ] No


Number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1996: Common Stock, $.001 par value, 23,481,396 shares.

                             ROSS TECHNOLOGY, INC.

                         QUARTERLY REPORT ON FORM 10-Q
                     Three Months Ended September 30, 1996

                                     INDEX

                                                                                                              Page
                                                                                                              ----
Title Page  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  1

Index   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  2

PART I - FINANCIAL INFORMATION

   ITEM 1.   Financial Statements (Unaudited)

             Condensed Consolidated Balance Sheets - September 30, 1996 and April 1, 1996   . . . . . . . . .  3

             Condensed Consolidated Statements of Operations for the Three and Six Months
             Ended September 30, 1996 and October 2, 1995 . . . . . . . . . . . . . . . . . . . . . . . . . .  4

             Condensed Consolidated Statements of Cash Flows for the Six Months Ended
             September 30, 1996 and October 2, 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  5

             Notes to Condensed Consolidated Financial Statements   . . . . . . . . . . . . . . . . . . . . .  6

   ITEM 2.   Management's Discussion and Analysis of Financial Condition and
             Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  7

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

PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                             ROSS TECHNOLOGY, INC.
                                AND SUBSIDIARY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                  (Unaudited)

                                                                                   SEPTEMBER 30,   APRIL 1,
                                                                                       1996          1996
                                                                                       ----          ----
ASSETS
Current assets:
  Cash  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $      164    $  17,941
  Trade accounts receivable, net of allowance $4,752 and $2,057, respectively           18,485       16,207
  Receivable from Fujitsu . . . . . . . . . . . . . . . . . . . . . . . . .              5,991        6,780
  Other receivables . . . . . . . . . . . . . . . . . . . . . . . . . . . .              3,618          200
  Inventory, net .  . . . . . . . . . . . . . . . . . . . . . . . . . . . .             50,781       32,321
  Prepaid expenses and other assets . . . . . . . . . . . . . . . . . . . .              2,479        2,506
                                                                                      --------     --------

          Total current assets  . . . . . . . . . . . . . . . . . . . . . .             81,518       75,955

Property and equipment, net . . . . . . . . . . . . . . . . . . . . . . . .             18,460       16,119
Deferred tax asset  . . . . . . . . . . . . . . . . . . . . . . . . . . . .              3,448        2,182
Intangible assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              3,103        3,637
                                                                                      --------     --------
                                                                                     $ 106,529    $  97,893
                                                                                      ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . .          $  19,284    $   9,587
  Accrued liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . .              1,744        3,103
  Payable to Fujitsu  . . . . . . . . . . . . . . . . . . . . . . . . . . .             20,043       18,929
  Notes payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              1,400          --
                                                                                      --------     --------

          Total current liabilities                                                     42,471       31,619

Stockholders' equity:
  Common stock  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 24           23
  Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . . .             82,493       82,358
  Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . . .            (17,208)     (14,856)
                                                                                      --------     --------
                                                                                        65,309       67,525
  Less: treasury stock                                                                  (1,251)      (1,251)
                                                                                      --------     --------

          Total stockholders' equity  . . . . . . . . . . . . . . . . . . .             64,058       66,274
                                                                                      --------     --------
                                                                                      $106,529    $  97,893
                                                                                      ========     ========


     See accompanying notes to condensed consolidated financial statements.

                             ROSS TECHNOLOGY, INC.
                                AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (Unaudited)


                                               THREE MONTHS     THREE MONTHS     SIX MONTHS      SIX MONTHS
                                                  ENDED            ENDED           ENDED           ENDED
                                              SEPTEMBER 30,      OCTOBER 2,    SEPTEMBER 30,     OCTOBER 2,
                                                   1996             1995            1996            1995
                                              -------------      ----------    -------------     ----------
Net sales . . . . . . . . . . . . . . .           $ 21,197         $ 23,706       $ 52,109       $ 45,508
Cost of sales . . . . . . . . . . . . .             14,096           12,581         30,826         24,546
                                                  --------         --------       ---------      --------

  Gross profit  . . . . . . . . . . . .              7,101           11,125         21,283         20,962
                                                  --------         --------       ---------      --------

Operating expenses:
  Research and development  . . . . . .              9,090            3,505         13,489          7,278
  Selling, general and administrative .              7,484            2,478         10,974          4,367
  Amortization of goodwill  . . . . . .                272              298            544            596
                                                  --------         --------       ---------      --------


      Total operating expenses  . . . .             16,846            6,281         25,007         12,241
                                                  --------         --------       ---------      --------


Income (loss) from operations . . . . .             (9,745)           4,844         (3,724)         8,721

Interest income (expense) . . . . . . .                --              (565)           107         (1,230)
                                                  --------         --------       ---------      --------


      Income (loss) before income taxes             (9,745)           4,279         (3,617)         7,491

Income tax expense (benefit)  . . . . .             (3,411)             107         (1,266)           171
                                                   -------         --------        -------       --------
Net income (loss) . . . . . . . . . . .            $(6,334)        $  4,172        $(2,351)      $  7,320
                                                   =======         ========        =======       ========

Net income (loss) per share   . . . . .            $ (0.27)        $   0.22        $ (0.10)      $   0.39
                                                   =======         ========        =======       ========

Weighted average common and common
      equivalent shares outstanding . .             23,418           18,920         23,331         18,900
                                                   =======         ========        =======       ========



     See accompanying notes to condensed consolidated financial statements.

                             ROSS TECHNOLOGY, INC.
                                 AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (Unaudited)

                                                                              SIX MONTHS        SIX MONTHS
                                                                                 ENDED             ENDED
                                                                             SEPTEMBER 30,      OCTOBER 2,
                                                                                 1996              1995
                                                                                 ----              ----
Cash flows from operating activities:
  Net income (loss)   . . . . . . . . . . . . . . . . . . . . . . .             $(2,351)          $7,320
  Adjustments to reconcile net income (loss) to
    cash provided by (used in) operating activities:
    Depreciation and amortization . . . . . . . . . . . . . . . . .               3,286            2,147
    Change in assets and liabilities:
      Trade accounts receivable . . . . . . . . . . . . . . . . . .              (2,278)          (5,323)
      Receivable from Fujitsu . . . . . . . . . . . . . . . . . . .                 789            1,758
      Inventory . . . . . . . . . . . . . . . . . . . . . . . . . .             (18,460)          (5,582)
      Prepaid expenses and other current assets . . . . . . . . . .              (3,391)          (2,138)
      Deferred tax asset  . . . . . . . . . . . . . . . . . . . . .              (1,266)             --
      Trade accounts payable  . . . . . . . . . . . . . . . . . . .               9,697            1,334
      Payable to Fujitsu  . . . . . . . . . . . . . . . . . . . . .               1,114            2,925
      Accrued liabilities . . . . . . . . . . . . . . . . . . . . .              (1,359)             129
                                                                                -------           ------
        Net cash provided by (used in) operating activities . . . .             (14,219)           2,570

Cash flows from investing activities:
  Capital expenditures  . . . . . . . . . . . . . . . . . . . . . .              (5,094)          (2,910)
                                                                                -------           ------

Cash flows from financing activities:
  Issuance of common stock  . . . . . . . . . . . . . . . . . . . .                 136               50
  Proceeds from borrowings on notes payable and other . . . . . . .               1,400             (948)
                                                                                -------           ------
      Net cash provided by (used in) financing activities . . . . .               1,536             (898)
                                                                                -------           ------

      Net decrease in cash and cash equivalents . . . . . . . . . .             (17,777)          (1,238)

Cash and cash equivalents at beginning of period  . . . . . . . . .              17,941            1,936
                                                                                -------           ------

Cash and cash equivalents at end of period  . . . . . . . . . . . .                 164              698
                                                                                ========          ======




     See accompanying notes to condensed consolidated financial statements.

                             ROSS TECHNOLOGY, INC.
                                 AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) FINANCIAL STATEMENT PRESENTATION

         The financial statements of ROSS Technology, Inc. and subsidiary (the "Company") included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of management, reflect all adjustments necessary, such adjustments being of a normal recurring nature, to present fairly the financial condition and the results of operations for such interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, management believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended April 1, 1996 included in the Company's filing with the SEC on Form 10-K on July 1, 1996. The results for interim periods are not necessarily indicative of the results for the respective fiscal years.

(2) INVENTORIES

                                                           September 30,                     April 1,
                                                               1996                            1996
                                                               ----                            ----
 Die Bank                                                    $ 4,414                          $ 6,757
 Work-in-process                                              33,507                           19,697
 Finished goods                                               12,860                            5,867
                                                             -------                          -------
                                                             $50,781                          $32,321
                                                             =======                          =======



         Die bank inventory, consisting of silicon wafers and cut and tested die, is comparable to raw material inventory in other manufacturing industries.

(3) NET INCOME (LOSS) PER COMMON SHARE

         Net income (loss) per common share is computed using the weighted average number of outstanding common stock and common stock equivalent shares, when dilutive. Common equivalent shares include shares issuable pursuant to outstanding options under the Company's stock option plan as determined by the treasury stock method.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Quarterly Report contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, with respect to the financial condition, results of operations and business of the Company. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially and adversely from those set forth in the forward-looking statements, including without limitation the Company's dependence on the timely development, manufacture, introduction and customer acceptance of new products, the ability of the Company to successfully implement its strategy of diversifying into the system products business, the various effects on revenue, margins and operating expenses of transitions in the Company's product lines and overall business, the effects of building and maintaining product inventories in the Company's hands and in its distribution channels, the Company's dependence on distributors and resellers for product sales to end-users, the availability of financial resources adequate to the Company's needs, the impact on revenue and margins of rapidly changing technology, competition, downward pricing pressures and allocations of product among different distribution channels, supply and manufacturing constraints and costs, changes in plans, programs or expenses for research, development or marketing, general economic conditions, and the other risks and uncertainties described from time to time in the Company's public announcements and SEC filings, including without limitation the Form S-1 and Final Prospectus filed in November 1995 and the Company's Quarterly and Annual Reports on Forms 10-Q and 10-K, respectively. The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any written or oral forward-looking statement that may be made from time to time by or on behalf of the Company.

         The information contained in this Quarterly Report is not a complete description of the Company's business or the risks associated with an investment in the Company. More complete discussions can be found in the Annual Report on Form 10-K filed July 1, 1996 and in the Final Prospectus, as supplemented by the information contained in the Quarterly Report on Form 10-Q filed August 14, 1996 and in this Quarterly Report.

RESULTS OF OPERATIONS

         Net Sales. Net sales in the quarter ended September 30, 1996 (the "second quarter") of the fiscal year ending March 31, 1997 ("fiscal 1997") decreased 10.5% to $21.2 million from $23.7 million in the corresponding period of the fiscal year ended April 1, 1996 ("fiscal 1996"). This was due primarily to a reduced volume of sales to the Company's primary OEM microprocessor chip customers and secondarily to a decline in upgrade subsystem module sales. The declines in OEM and upgrade sales were offset to a limited degree by sales of the Company's new system products, including its newly-introduced line of server products.

         Net sales for the six months ended September 30, 1996 increased 14.5% to $52.1 million from $45.5 million in the corresponding period of fiscal 1996. This increase reflects increased volume sales of microprocessor chip products to OEM customers during the first quarter of fiscal 1997 (the "first quarter") and the introduction of the Company's hyperSTATION(TM) line of system and board products. Upgrade subsystem module sales were relatively unchanged between the periods.

         The Company's net factory shipments during the second quarter totaled $30.1 million for the quarter and $61.0 million for the six months ended September 30, 1996, reflecting the Company's product investment into its new distribution channel. As certain of these shipments are subject to contractual rights of return and special payment terms, revenue from such shipments will only be recognized when the Company's distributors ship the products to their customers. Net factory shipments in the prior fiscal year were $23.7 million for the quarter and $45.5 million for the six months ended October 2, 1995. None of those shipments were subject to deferred revenue recognition.

         Gross Profit. Gross profit as a percentage of net sales for the second quarter decreased to 34% from 47% for the comparable period in fiscal 1996. This reduction was primarily attributable to the decline in upgrade subsystem module sales, which historically have provided higher gross profit margins than either microprocessor chip or system sales. Also, gross profits were unfavorably impacted by both a less efficient utilization and absorption of fixed manufacturing overhead resulting from reduced volume of microprocessor chip sales and an increase in shipments of the Company's hyperSTATION line of system and board products, which typically carry lower gross profit margins than sales of microprocessor chip products to OEM and end-user customers. For comparable reasons, gross profit as a percentage of sales for the six months ended September 30, 1996 decreased to 41% from 46% for the comparable period in fiscal 1996. In general, for the future, the Company anticipates lower gross profits than those attained in fiscal 1996, reflecting the Company's transition into the systems business.

         Research and Development Expense. Research and Development ("R&D") expenses in the second quarter increased to 43% of net sales from 15% in the same quarter of fiscal 1996. Absolute R&D expenses increased $5.6 million in the second quarter from the comparable quarter in the prior fiscal year. This increase was primarily attributable to pre-production costs associated with qualifying newer generations of hyperSPARC(TM) microprocessors, as well as the costs associated with the introduction of the hyperSTATION and SPARCplug(TM) system products. Additionally, R&D expenses increased as a result of the addition of new personnel and related overhead in the areas of new product design and new product development. Reflecting the same trends, R&D expenses for the six months ended September 30, 1996 increased to 26% of net sales from 16% in the corresponding period in the prior fiscal year, an absolute increase between the periods of $6.2 million. The Company expects that absolute levels of R&D expenses will decrease in the near future reflecting completion of the initial product development cycle for the new systems business. However, the Company will continue to invest significantly in R&D activities in the third quarter of fiscal 1997 and in future quarters to maintain its capability to deliver new generations of microprocessor chip products and leading-edge system products.

         Selling, General and Administrative Expense. Selling, general and administrative ("SG&A") expenses for the second quarter increased to 35% of net sales versus 10% in the comparable period of fiscal 1996. Absolute SG&A expenses in the second quarter increased $5.0 million from the comparable quarter in the prior year. The increase in SG&A expense is primarily attributable to a $3.4 million increase in the allowance for doubtful accounts reserve. This reserve was increased to recognize the transition of the Company's customer base from a concentration of OEMs, which have fairly predictable collections, to increased reliance on the less predictable distributor and reseller channel. In addition, the Company expanded its sales and marketing staff and increased advertising and promotional activity associated with the introduction of the new hyperSTATION and SPARCplug product lines while continuing advertising and promotional activity related to its microprocessor chip business. Reflecting the same trends, SG&A expenses for the six months ended September 30, 1996 increased to 21% of net sales from 10% in the corresponding period in the prior fiscal year, an absolute increase between the periods of $6.6 million.

         Net Interest Expense. The Company had no interest expense for the six months ended September 30, 1996, versus $.6 million in the quarter and $1.2 million for the six months ended October 2, 1995, reflecting the elimination of the Company's $35.5 million credit facility with Dai-Ichi Kangyo Bank in the fourth quarter of fiscal 1996. The Company expects to incur interest expense in the third quarter of fiscal 1997 and thereafter reflecting borrowings under its existing and new credit facilities. See "Liquidity and Capital Resources".

        Income Tax Expense and Deferred Tax Benefit. During the quarter and the six months ended October 2, 1995, the Company utilized net operating loss carryforwards to reduce its federal income tax liability. For the quarter and the six months ended September 30, 1996, the Company has recorded a deferred tax benefit reflecting the impact of the second quarter's operating loss.

        Future Operating Results. As previously advised in its SEC filings, the Company is currently involved in a significant effort to diversify its product lines and sources of revenue. In fiscal 1996 and prior years, substantially all of the Company's revenues were derived from sales of microprocessor chips, associated semiconductors and MBus modules. In the first six months of fiscal 1997, the Company shipped hyperSTATION motherboards and systems, which was the first time that the Company had engaged in commercial sales of board and system products. The Company intends to aggressively pursue and expand its board and systems businesses, which will focus on performance- and value-enhanced products incorporating the SPARC-industry-standard V8 architecture. In the third quarter of fiscal 1997, the Company expects to ship its SPARCplug product and to expand the range of its hyperSTATION products. Other board and system products are under development. The Company also intends to continue its microprocessor chip and MBus module business.

         The Company believes that diversification of its product lines and revenue sources will provide additional engines for future growth of revenues and profits. There can be no assurance, however, that this diversification effort will be successful or profitable, and the Company's entry into this new business area entails new product acceptance, inventory and accounts receivable collection risks as well as longer payment terms. The Company anticipates that the gross profit margins of these new product lines will be lower than those it has historically experienced in the OEM microprocessor chip and upgrade subsystem module businesses. Also, for sales of certain products through distributors, the Company is able to recognize revenue from such sales only upon resale to end-users.

         As a result of the costs associated with deploying new product lines, the Company expects its R&D and SG&A expenses to be lower on a quarterly basis during the balance of 1997 than during the second quarter. The Company expects interest expenses to be higher on a quarterly basis during the balance of fiscal 1997 than during the second quarter as a result of the Company's recent and prospective borrowings. Although R&D and SG&A expenses can be reduced over time if the Company's revenues are less than anticipated, the Company considers that it is building an infrastructure that is critical to the Company's future success and that represents a long-term investment in the Company's future. Therefore the Company may decide to undertake such expenses even if the result would be an increase in such categories of expense as a percentage of net revenues in a given fiscal quarter or for the fiscal year as a whole.

         The Company's operating results have in the past, and may in the future, vary due to a number of factors, including market acceptance of new products and enhanced versions of existing products of the Company, the Company's success in entering new markets and lines of business, the various effects on revenue, margins and operating expenses of transitions in the Company's product lines and overall business, the varying levels and extent of competition in the Company's chosen markets, the timing and extent of product development costs, changes in the mix of products sold and in the mix of sales by distribution channel, competitive pricing pressures, anticipated and unanticipated decreases in unit average selling prices of the Company's products, availability and cost of products (particularly silicon wafers) from the Company's suppliers, fluctuations in manufacturing yields, the gain or loss of significant customers, new product introductions by the Company's competitors, the competitiveness of the SPARC architecture, and the timing of significant orders, order cancellations or rescheduling, all as more fully described in the Company's prior SEC filings. Any unfavorable change in the foregoing or other factors could have a material adverse effect on the Company's business, operating results and financial condition.

         As a medium term objective, the Company intends that its OEM microprocessor chip business will constitute about 25% of net sales. During the recent past, the Company's revenues and gross profit margins have been substantially impacted by the mix of OEM, system and upgrade subsystem module customers, as well as the mix of high-end and low-end products sold. In addition, because the Company is continuing to incur substantial operating expenses for new product development in anticipation of increasing sales levels, the Company's business and operating results would be materially and adversely affected if such sales levels were not achieved.

        Sales to the Company's largest OEM customer, Sun Microsystems, Inc. ("Sun"), have varied substantially on a year-to-year and quarter-to-quarter basis over the periods since fiscal 1991. The Company's sales to Sun peaked, as a percentage of net revenues, at 89% in the third quarter of fiscal 1991. As previously advised, the Company anticipates that sales to Sun will continue to fluctuate significantly in the future and that sales to Sun will be reduced in fiscal 1997, as compared with fiscal 1996. The Company conducts periodic discussions with Sun regarding potential future design wins for the Company's current and future microprocessor and system products, but there can be no assurance that the Company will achieve future design wins with Sun.

LIQUIDITY AND CAPITAL RESOURCES

         During the six months ended September 30, 1996, the Company used $14.2 million of cash in operating activities versus $2.6 million of cash provided by operating activities in the corresponding period of the prior fiscal year. The use of cash in the current period is principally attributable to the significant increase in inventory. The Company has strategically invested in inventory to ensure the availability of its newly- introduced system products. Both the hyperSTATION and the SPARCplug products add additional manufacturing processes to the Company's traditional manufacturing flow, and thus additional inventory is required to fill the production line in order to meet the anticipated demand for both products. In addition the Company has shipped certain system products to distributors, for eventual sale to end-users, that are subject to contractual rights of return and special payment terms; until resales occur, such products are carried as part of the Company's inventory. Inventory growth was partially financed by an increase in trade accounts payable. Additionally, accounts receivable generated by sales to the distributor and reseller channel have had longer collection cycles than the Company's traditional OEM accounts receivable, which effect also increased the use of cash and the accounts receivable balance in the current period.

         Near the end of the second quarter, the Company established a credit facility (the "Asset Facility") with The Chase Manhattan Bank ("Chase") and Texas Commerce Bank National Association ("TCB"). This facility is a $15 million asset-based line of credit. Subject to certain restrictions, the Company is able to borrow up to 80% of its qualified accounts receivable at the end of any given month. Qualified accounts receivable exclude receivables from Fujitsu and certain other accounts receivable evaluated on the basis of customer concentration and risk criteria. The interest rate is, at the Company's option, either LIBOR or an alternate rate specified in the Credit Agreement, payable monthly, and principal is payable in full in a lump sum on September 23, 1998. The line is secured by accounts receivable, inventory and all other related tangible and intangible property. As of the end of the second quarter, the Company had borrowed $1.4 million under the Asset Facility. The Company is currently in violation of two loan covenants relating to the Asset Facility, and the Company is in discussions with Chase and TCB regarding what action, if any, they will take as a result. The banks may waive the violation, accelerate the indebtedness, take certain other actions or place restrictions on the Company's use of cash in order to protect their interests. To date no action has been taken by either bank. As of November 12, 1996, the Company had borrowed $6.4 million under the Asset Facility.

        In furtherance of its commitment to the Company, Fujitsu has agreed to provide a guarantee for an additional $25 million credit facility with a major international commercial bank ("the New Credit Facility"). This line is being established to facilitate operations of the Company's systems business in light of the Company's current cash position and forecasted cash requirements and to enhance the Company's ability to manage cash flow fluctuations. The New Credit Facility is subject to negotiation of terms and definitive documents. There can be no assurance that the Company, the major bank and Fujitsu will be able to negotiate a mutually acceptable credit facility or that the Company's business and financial condition at any given time will enable it to borrow funds pursuant to the New Credit Facility, the Asset Facility or otherwise. A failure to obtain the New Credit Facility or an inability to borrow funds at any given time could have a material, adverse effect on the Company's business, operating results and financial condition. The Company will engage in negotiations with Chase and TCB regarding the continuation of the Asset Facility following implementation of the New Credit Facility. The Company anticipates that there may be resulting changes in the terms of the Asset Facility, and there can be no assurance that the Asset Facility will continue to be available to the Company.

        The Company's trade accounts payable to Fujitsu Limited, the Company's majority stockholder ("Fujitsu"), increased by $1.1 million at September 30, 1996, as compared with the April 1, 1996 balance, as a result of additional purchases of silicon wafers. The Fujitsu trade accounts payable primarily represents purchases of silicon wafers for use in the microprocessor chip manufacturing process.

         The Company's non-Fujitsu trade accounts payable increased by $9.7 million at September 30, 1996, as compared with the April 1, 1996 balance, primarily as a result of strategic raw material and component inventory purchases in anticipation of the introduction of the new system products as well as to supply additional product to sub-contract manufacturers focused on systems and system product assembly and testing. These sub-contract manufacturers require inventory supplied and owned by the Company to initially commence and qualify their manufacturing processes prior to the start of production. In addition, the Company has purchased certain raw materials and components on behalf of its sub-contract manufacturers; such items are reflected as "other receivables" on the Company's balance sheet.

         During the six months ended September 30, 1996, the Company negotiated extended payment terms from some vendors in order to increase the availability of on-hand cash. This was reflected in the non-Fujitsu trade accounts payable. With the advent of the Asset Facility and the addition of the New Credit Facility, the Company expects in the near term to be in a position to reduce both the Fujitsu and non-Fujitsu trade accounts payable balances to manageable levels, allowing timely payment of new obligations from operating cash flow. Additionally, the Company has substantially completed its investment in inventory related to the transition into the systems business and as such has curtailed further purchases of raw materials and components, thereby mitigating any future growth in trade accounts payable.

        The Company's payment terms with Fujitsu for purchases of silicon wafers and multi-die packaging are longer than those generally available from other suppliers. The Company and Fujitsu are in negotiations regarding such payment terms, and the Company anticipates that in the future such terms will be less favorable than in the past although still more favorable than terms available from other suppliers. There can be no assurance that Fujitsu will continue to extend favorable payment terms to the Company. Shorter payment terms would increase the Company's cash requirements. Moreover, it is the Company's intention, once the New Credit Facility has been established, to use a substantial portion of the proceeds available thereunder to pay the portion of the Company's trade accounts payable to Fujitsu that exceeds the length of the revised payment terms.

         The Company's principal sources of liquidity as of September 30, 1996 consisted of $0.2 million of cash and cash equivalents and its unutilized borrowing availability under the Asset Facility. As of November 13, 1996, the Company had cash and cash equivalents of $0.6 million.

         The Company's capital expenditures increased to $5.1 million for the six months ended September 30, 1996, up from $2.9 million for the corresponding six month period in fiscal 1996. Investment in additional testing and quality control processes was undertaken at the Company's test and manufacturing facility in Austin in response to the transition into the systems business. The Company believes that testing and quality control processes are the most critical to the shipment of final product and as such has retained tight control over these processes in lieu of sub-contracting them to third parties.
The Company expects to incur additional capital expenditures of approximately $5.0 million during the next 12 months, principally for computer hardware and software, lab equipment and general office equipment and furnishings, and to fund such expenditures from cash flow.

         Because the Company must order products and build inventory substantially in advance of product shipments, there is a risk that the Company will forecast quantity and product mix incorrectly and, therefore, produce excess or insufficient inventories. Because the markets for the Company's microprocessor, module and system products are subject to rapid technological and price changes, inventory may be subject to rapid obsolescence. If the Company forecasts incorrectly and produces insufficient inventory of particular products, the Company may face order cancellations from or loss of customers, who may seek to satisfy their needs from other suppliers. In general, the Company's customers may change delivery schedules or cancel orders without significant penalty. This inventory risk is heightened because the Company's customers usually place orders with short lead times. To the extent that the Company produces excess or insufficient inventories of particular products, or inventory becomes obsolete, the Company's operating results and financial condition could be materially or adversely affected.

         The Company currently anticipates that it will be able to maintain adequate liquidity to meet its cash requirements during the next 12 months. That assessment assumes the continued availability of the Asset Facility as well as the implementation of the New Credit Facility during the third quarter of fiscal 1997. It further assumes that the Company will be able to meet its current revenue and expense targets for the third quarter of fiscal 1997, and its revenue growth and expense targets for succeeding quarters, without material variance and suffers no material accounts receivable collection problems. There can be no assurance, however, that these assumptions will prove correct or that changes in the Company's R&D plans or other changes affecting the Company's operating expenses, capital expenditures, products, lines of business, business strategy, supplier and customer credit arrangements, level of product and manufacturing integration, facilities, employment and other matters will not result in the expenditure of available resources before the end of such 12-month period. Thereafter, the Company may require additional equity or debt financing. Moreover, the Company's cash requirements may vary materially from those now planned because of changes in the Company's business or capital expenditure plans, product plans or technology, acquisitions or dispositions of businesses or assets, changes in the Company's level of product and manufacturing integration, results of research and development, relationships with suppliers and customers, pricing and demand for the Company's products, changes in the focus and direction of the Company's research and development programs, competitive and technological advances, the level of working capital required to sustain planned growth, operating results (including the extent and duration of operating losses), facilities, employment matters, and other factors. There can be no assurance that additional capital, including capital from bank borrowings, will be available on terms favorable to the Company, if at all, or that Fujitsu would be willing to provide additional loan guarantees, equity infusions or other financial assistance to the Company in the future. To the extent that additional capital is raised through the sale of additional equity or convertible debt securities, the issuance of such securities would likely result in substantial dilution to the Company's then existing stockholders.

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

         None

ITEM 3.  Defaults Upon Senior Securities

         None

ITEM 4.  Submission of Matters to a Vote of Security-Holders

         The Annual Meeting of the Company was held on August 13, 1996. The following directors were elected: Mr. Ryusuke Hoshikawa, Mr. Fred T. May, Mr. William J. Raduchel, Mr. Roger D. Ross, Mr. Masahiro Saida, Mr. Yasushi Tajiri, Mr. Edward F. Thompson, and Mr. Seiichi Yoshikawa.

                 At the meeting, the following votes were cast in relation to the election of directors:


         Name                    Votes For         Votes Withheld
  Mr. Ryusuke Hoshikawa           21,146,333           80,766
  Mr. Fred T. May                 21,146,333           80,766
  Mr. William J. Raduchel         21,146,333           80,766
  Mr. Roger D. Ross               21,146,333           80,766
  Mr. Masahiro Saida              21,146,333           80,766
  Mr. Yasushi Tajiri              21,146,333           80,766
  Mr. Edward F. Thompson          21,146,333           80,766
  Mr. Seiichi Yoshikawa           21,146,033           81,066

         The security holders also cast the following votes approving the amendment and restatement of the Registrant's 1995 Qualified Employee Stock Purchase Plan: 20,833,295 for, 317,905 against, 31,250 abstentions. Accordingly, the amendment and restatement was approved.


ITEM 5.  Other Information

         On September 23, 1996, the Company entered into a Credit Agreement (the "Credit Agreement") with Chase and TCB. The Credit Agreement established a $15 million secured two year revolving credit facility, subject to the terms and conditions contained therein, to finance the Company's ongoing working capital needs. A copy of the Credit Agreement is attached hereto as
Exhibit 10.1.

         On November 14, 1996, the Company announced that Mr. David A. Zeleniak, its Chief Financial Officer and Secretary, had notified the Company of his intent to resign to pursue personal business interests specializing in IPO consulting and investor relations services. Mr. Zeleniak will continue to serve as Chief Financial Officer until his successor has been appointed. During that period, he will continue to have responsibility for investor relations and certain other CFO functions. Other financial and accounting operations will be overseen by Mr. Carter L. Godwin, the Company's Chief Accounting Officer and Corporate Controller. Mr. Godwin formerly served under Mr. Zeleniak and has recently assumed broader responsibilities in the Company's financial organization.

ITEM 6.  Exhibits and Reports on Form 8-K


         (a)     Exhibits


 Exhibit
   No.                     Description
 -------                   -----------
 3.1      -       Restated Certificate of Incorporation of Registrant*

 3.2      -       Restated Bylaws of Registrant**

 4.1      -       Specimen of Common Stock Certificate*

 10.1     -       Credit Agreement dated as of September 23, 1996 by and
                  among Registrant, The Chase Manhattan Bank and Texas
                  Commerce Bank National Association

 27       -       Financial Data Schedule


         (b)     Reports on Form 8-K

                 None

______________________

* Incorporated by reference to identically numbered exhibits to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended January 1, 1996.

** Incorporated by reference to identically numbered exhibit to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 1996.

                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       ROSS TECHNOLOGY, INC.,
                                       a Delaware corporation




Date: November 14, 1996                 /S/ DAVID A. ZELENIAK
      -----------------                 -------------------------------------
                                        David A. Zeleniak
                                        Chief Financial Officer and Secretary



Date: November 14, 1996                 /S/ CARTER L. GODWIN
      -----------------                 ---------------------------------------
                                        Carter L. Godwin
                                        Chief Accounting Officer and
                                        Corporate Controller

                               INDEX OF EXHIBITS

Exhibit No.      Description                                           Page No.
-----------      -----------                                           --------
10.1             Credit Agreement dated September 23, 1996 between
                 the Registrant, The Chase Manhattan Bank and Texas
                 Commerce Bank National Association

27               Financial Data Schedule