Form 10-Q
period 1996-12-30
ROSS TECHNOLOGY INC
filed 1997-02-13
CIK 949702

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 1996

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

                                 [X] Yes [ ] No


Number of shares outstanding of each of the issuer's classes of common stock, as of February 12, 1997: Common Stock, $.001 par value, 23,503,185 shares.

                              ROSS TECHNOLOGY, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                      THREE MONTHS ENDED DECEMBER 30, 1996

                                      INDEX

                                                                          Page
                                                                          ----
Title Page ............................................................... 1

Index .................................................................... 2

PART I - FINANCIAL INFORMATION

   ITEM 1.   Financial Statements (Unaudited)

                 Condensed Consolidated Balance Sheets - December 30,
                 1996 and April 1, 1996 .................................. 3

                 Condensed Consolidated Statements of Operations for the
                 Three and Nine Months Ended December 30, 1996 and
                 January 1, 1996 ......................................... 4

                 Condensed Consolidated Statements of Cash Flows for the
                 Nine Months Ended December 30, 1996 and January 1, 1996 . 5

                 Notes to Condensed Consolidated Financial Statements .... 6

   ITEM 2.   Management's Discussion and Analysis of Financial
                 Condition and Results of Operations ..................... 7

PART II - OTHER INFORMATION

   ITEM 1.       Legal Proceedings .......................................17

   ITEM 2.       Changes in Securities ...................................17

   ITEM 3.       Defaults Upon Senior Securities  ........................17

   ITEM 4.       Submission of Matters to a Vote of Security-Holders .....17

   ITEM 5.       Other Information .......................................17

   ITEM 6.       Exhibits and Reports on Form 8-K ........................18

SIGNATURES  ..............................................................19

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              ROSS TECHNOLOGY, INC.
                                 AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                   December 30,    April 1,
                                                      1996           1996
                                                   ------------    ---------
ASSETS
Current assets:
  Cash..........................................    $   157        $  17,941
  Trade accounts receivable, net allowance
  of $7,097 and $2,057, respectively                 19,234           16,207
  Receivable from Fujitsu.......................      4,027            6,780
  Other receivables.............................      5,078              200
  Inventory.....................................     18,353           32,321
  Deferred tax asset............................      7,044                -
  Prepaid expenses and other assets.............      4,141            2,506
                                                   --------         --------

          Total current assets..................     58,034           75,955

Property and equipment, net.....................     15,935           16,119
Deferred tax asset..............................     11,970            2,182
Intangible assets...............................      2,826            3,637
                                                   --------         --------
                                                   $ 88,765         $ 97,893
                                                   ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable.........................   $20,527          $ 9,587
  Accrued liabilities............................     2,392            3,103
  Payable to Fujitsu.............................     5,259           18,929
  Notes payable..................................    31,772              -
                                                   --------         --------
          Total current liabilities..............    59,950           31,619

Stockholders' equity:
  Common stock ..................................        24               23
  Additional paid-in capital.....................    82,493           82,358
  Accumulated deficit............................  (52,451)         (14,856)
                                                   --------         --------
                                                     30,066           67,525

  Less: treasury stock                              (1,251)          (1,251)
                                                   --------        ---------

          Total stockholders' equity.............    28,815           66,274
                                                   --------         --------
                                                   $ 88,765        $  97,893
                                                   ========        =========


     See accompanying notes to condensed consolidated financial statements.

                              ROSS TECHNOLOGY, INC.
                                 AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                                       Three
                                                                 Three Months          Months          Nine Months      Nine Months
                                                                     Ended             Ended             Ended            Ended
                                                                 December 30,        January 1,        December 30,      January 1,
                                                                     1996              1996               1996            1996
                                                                  --------           --------           --------        --------
Net sales ..............................................            19,440           $ 25,546             71,549         $ 71,054
Cost of sales ..........................................            52,175             13,482             83,001           38,028
                                                                  --------           --------           --------         --------

  Gross profit (loss) ..................................           (32,735)            12,064            (11,452)          33,026
                                                                  --------           --------           --------         --------

Operating expenses:
  Research and development .............................             6,938              3,999             20,427           11,277
  Selling, general and administrative ..................            12,040              2,429             23,014            6,796
  Amortization of goodwill .............................               272                298                816              894
                                                                  --------           --------           --------         --------

      Total operating expenses .........................            19,250              6,726             44,257           18,967
                                                                  --------           --------           --------         --------

      Income (loss) from operations ....................           (51,985)             5,338            (55,709)          14,059

Interest expense, net ..................................              (622)              (300)              (515)          (1,530)
                                                                  --------           --------           --------         --------

      Income (loss) before income taxes ................           (52,607)             5,038            (56,224)          12,529

Income tax expense (benefit) ...........................           (17,364)               104            (18,630)             275
                                                                  --------           --------           --------         --------

      Net income (loss) ................................           (35,243)          $  4,934            (37,594)        $ 12,254
                                                                  ========           ========           ========         ========


Net income (loss) ......................................          $(35,243)          $  4,934           $(37,594)        $ 12,254
                                                                  --------           --------           --------         --------

Dividends related to preferred shares ..................              --                 (832)              --               (832)

Net income (loss) applicable to
      common shareholders ..............................          $(35,243)          $  4,102           $(37,594)        $ 11,422
                                                                  ========           ========           ========         ========

Net income (loss) per share ............................          $  (1.50)          $   0.19           $  (1.61)        $   0.58
                                                                  ========           ========           ========         ========

Weighted average common and common
      equivalent shares outstanding ....................            23,459             21,785             23,373           19,849
                                                                  ========           ========           ========         ========



     See accompanying notes to condensed consolidated financial statements.

                              ROSS TECHNOLOGY, INC.
                                 AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                        NINE MONTHS  NINE MONTHS
                                                           ENDED        ENDED
                                                        DECEMBER 30, JANUARY 1,
                                                            1996        1996
                                                          --------     --------
Cash flows from operating activities:
  Net income (loss) ..................................    $(37,594)    $ 12,254
  Adjustments to reconcile net income (loss) to
    cash used in operating activities:
    Depreciation and amortization ....................       4,652        3,196
    Change in assets and liabilities:
      Trade accounts receivable ......................      (3,027)      (7,900)
      Receivable from Fujitsu ........................       2,753       (2,403)
      Inventory ......................................      13,968       (8,644)
      Prepaid expenses and other current assets ......      (6,513)      (3,501)
      Deferred tax asset .............................     (16,832)        --
      Trade accounts payable .........................      10,940          805
      Payable to Fujitsu .............................     (13,670)       2,633
      Accrued liabilities ............................        (711)         136
                                                          --------     --------
      Net cash used in operating activities ..........     (46,034)      (3,424)
                                                          --------     --------

Cash flows from investing activities:
  Capital expenditures ...............................      (3,658)      (3,888)
                                                          --------     --------

Cash flows from financing activities:
  Proceeds from exercise of employee stock options ...         136          131
  Payments on obligations under capital leases .......        --           (145)
  Payments on notes payable ..........................        (632)        (844)
  Proceeds from issuance of common stock .............        --         64,563
  Payment of preferred stock dividend ................        --           (832)
  Proceeds from borrowings on notes payable ..........      32,404         --
                                                          --------     --------

      Net cash provided by financing activities ......      31,908       62,873
                                                          --------     --------

      Net increase (decrease) in cash and cash
        equivalents ..................................     (17,784)      55,561
                                                                       --------

Cash and cash equivalents at beginning of period .....      17,941        1,936
                                                          --------     --------

Cash and cash equivalents at end of period ...........         157       57,497
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

(2)      INVENTORIES

                                     December 30,          April 1,
                                        1996                 1996
                                       -------             -------
Die bank                               $ 1,832             $ 6,757
Work-in-process                          8,793              19,697
Finished goods                           7,728               5,867
                                       -------             -------
                                       $18,353             $32,321
                                       =======             =======


         The Company wrote down inventories by $37.0 million in the third quarter of fiscal 1997. The writedown to net realizable value was necessitated by significantly lower than expected demand for a number of the Company's products, especially its lower speed microprocessor chips and associated semiconductors and MBus modules. These writedowns have been included in cost of sales in the statements of operations for the three months and nine months ended December 30, 1996.

         Die bank inventory, consisting of silicon wafers and cut and tested die, is comparable to raw material inventory in other manufacturing industries. Work-in-process inventory includes work in process as well as the Company's inventories of multi-die packages (MDPs) and components and sub-systems to be incorporated into module, board and system products. Finished goods inventory includes finished module, board and system products as well as MDPs and ASICs offered for sale to OEM customers.

(3)      NOTES PAYABLE

         In September 1996, the Company established a credit facility (the "Asset Facility") with The Chase Manhattan Bank ("Chase") and Texas Commerce Bank National Association ("TCB"). This facility is a maximum $15 million asset-based line of credit although, as noted below, in view of certain covenant violations the Company has no current borrowing availability under the facility. Subject to certain restrictions and its compliance with various loan covenants, the Company is able to borrow up to 80% of its qualified accounts receivable at the end of any given month. Qualified accounts receivable exclude receivables from Fujitsu and certain other accounts receivable evaluated on the basis of customer concentration and risk criteria. The interest rate is, at the Company's option, either LIBOR or an alternate rate specified in the Credit Agreement, payable monthly, and principal is payable in full in a lump sum on September 23, 1998. The line is secured by accounts receivable, inventory and all other related tangible and intangible property. As of December 30, 1996, the Company's outstanding unpaid principal balance under the Asset Facility was $6.8 million. As a consequence of its recent operating losses and financial condition, the Company is currently in violation of a number of loan covenants relating to the Asset Facility. The Company is in ongoing discussions with Chase and TCB regarding what actions they will take as a result of the covenant violations. The banks may waive the violations, accelerate the indebtedness or take certain other actions in order to protect their interests. To date the only action taken by the banks has been to require the Company to gradually reduce the outstanding balance of the Asset Facility, as accounts receivable are collected by the Company, through a "lockbox" mechanism that was implemented in December 1996 pursuant to the terms of the Asset Facility. The outstanding unpaid principal balance of the Asset Facility as of February 12, 1997 was $3.2 million.

         In November 1996, the Company established a new credit facility (the "DKB Facility") with The Dai-Ichi Kangyo Bank, Limited ("DKB"). The DKB Facility is a maximum $25 million unsecured line of credit. The Company's majority stockholder, Fujitsu Limited, has provided a guaranty to DKB with respect to the DKB Facility. The interest rate payable on the DKB Facility is 5.84375%, and principal and interest are payable in full in a lump sum on July 30, 1997. As of both December 30, 1996 and February 12, 1997, the Company's outstanding unpaid principal balance under the DKB Facility was $25 million, the maximum permitted thereunder.


(4)      NET INCOME (LOSS) PER COMMON SHARE

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Quarterly Report contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, with respect to the financial condition, results of operations and business of the Company. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially and adversely from those set forth in the forward-looking statements, including without limitation the availability of financial resources adequate to the Company's short-, medium- and long-term needs, the Company's dependence on the timely development, pre-production qualification, manufacture, introduction and customer acceptance of new higher speed, higher-margin products, the ability of the Company to successfully implement its strategy of diversifying into the system products business, the various effects on revenue, margins, inventories and operating expenses of repositioning in the Company's product lines and overall business, the effects of building and maintaining product inventories in the Company's hands and in its distribution channels, product return and credit risks with distributors, resellers and other customers, the Company's dependence on distributors and resellers for certain product sales to end-users, the impact on revenue, margins and inventories of rapidly changing technology, competition, downward pricing pressures and allocations of product among different distribution channels, the effects of routine price degradation over time in each of the Company's product lines, varying customer demand for the Company's products, supply and manufacturing constraints and costs, the Company's dependence on outside suppliers for wafer fabrication and raw materials, components and certain manufacturing services, changes in plans, programs or expenses for research, development, sales or marketing, the Company's ability to build and maintain adequate staff infrastructures in the areas of microprocessor design, product engineering and development, sales and marketing, finance, accounting and administration, supplier disputes, customer warranty claims, general economic conditions, and the other risks and uncertainties described from time to time in the Company's public announcements and SEC filings, including without limitation the Form S-1 and Final Prospectus filed in November 1995 and the Company's Quarterly and Annual Reports on Forms 10-Q and 10-K, respectively. The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any written or oral forward-looking statement that may be made from time to time by or on behalf of the Company.

         The information contained in this Quarterly Report is not a complete description of the Company's business or the risks associated with an investment in the Company. More complete discussions can be found in the Company's Annual Report on Form 10-K for the fiscal year ended April 1, 1996 and in the Final Prospectus, as supplemented by the information contained in the Quarterly Reports on Form 10-Q for the fiscal quarters ended July 1, 1996 and September 30, 1996 and in this Quarterly Report.


RESULTS OF OPERATIONS

         Net Sales. Net sales in the three-month period ended December 30, 1996 (the "third quarter") of the fiscal year ending March 31, 1997 ("fiscal 1997") decreased 24% to $19.4 million from $25.5 million in the corresponding period of the fiscal year ended April 1, 1996 ("fiscal 1996"). This was due primarily to a 51% decline in sales to the Company's primary OEM microprocessor chip customers, reflecting delays in pre-production qualification and the lack of a major design win for its leading edge "Colorado 4" hyperSPARC(TM) microprocessor products. The decline in OEM sales was offset to a limited degree by the advent of sales of the Company's recently-introduced system products. Upgrade subsystem module sales increased 24% over the prior year period. Net sales for the quarter were negatively impacted by intense industry competition, especially for upgrade subsystem module products.

         Net sales for the nine months ended December 30, 1996 of $71.5 million were flat as compared with $71.1 million in the corresponding period of fiscal 1996. An 11% decline in sales to the Company's primary OEM microprocessor chip customers, all of which was incurred in third quarter, was offset by sales of the Company's recently-introduced system products. Upgrade subsystem module sales decreased by 4% compared with the prior nine-month period.

         In the second quarter of fiscal 1997 (the "second quarter"), the Company shipped $8.9 million of consigned upgrade subsystem module and system products inventory to its new distributor channel.

During the third quarter, the Company reduced its dependence on the distributor channel in favor of telemarketing and direct sales of upgrade subsystem module and system products. Accordingly, the Company took back from distributors products representing a sales value of $3.4 million.

         Gross Profit (Loss). Gross profit (loss) as a percentage of net sales for the quarter and nine months ended December 30, 1996 decreased to (168)% and
(16)%, respectively, as compared with 47% and 46%, respectively, of net sales for the comparable periods in fiscal 1996. This resulted primarily from a $37.0 million charge in the third quarter for the writedown of certain inventory necessitated by significantly lower than expected demand for a number of the Company's products, especially its lower speed microprocessor chips and associated semiconductors and MBus modules. In addition, gross profit was adversely affected by routine price degradation on older products, the Company's lack of new, higher-margin microprocessor and upgrade subsystem module products, and the mix of products sold.

         Research and Development Expense. Research and development ("R&D") expenses were 36% and 29%, respectively, of net sales for the quarter and nine months ended December 30, 1996, compared with 16% of net sales for both of the comparable periods in fiscal 1996. Absolute R&D expenses increased $2.9 million in the quarter and $9.2 million in the nine months ended December 30, 1996 from the comparable periods in the prior fiscal year. This increase was primarily attributable to pre-production costs associated with qualifying the Company's new "Colorado 4" 180 MHz and 200MHz hyperSPARC(TM) microprocessors, as well as the costs associated with the introduction of the hyperSTATION(TM) and SPARCplug(TM) system products. Additionally, R&D expenses increased as a result of the addition of new personnel and related overhead and outside contractor expenses in the areas of new product design and new product development related to the Company's "Colorado 5" hyperSPARC and next generation "Viper" microprocessor designs.

         Selling, General and Administrative Expense. Selling, general and administrative ("SG&A") expenses were 62% and 32%, respectively, of net sales for the quarter and nine months ended December 30, 1996, compared with 10% of net sales for both of the comparable periods in fiscal 1996. Absolute SG&A expenses increased $9.6 million in the quarter and $16.2 million in the nine months ended December 30, 1996 from the comparable periods in the prior year. The increase in SG&A expense is primarily attributable to a $5.8 million writeoff of doubtful accounts in the third quarter and increases in the allowance for doubtful accounts reserve of $2.4 million for the third quarter, and $5.0 million for the nine months as compared with the prior year. The writeoff was taken due to the continued deterioration in the ageing of the receivable balances. The reserve was increased to recognize the ongoing transition of the Company's customer base from a concentration of OEMs, which have fairly predictable collections, to increased reliance on the less predictable distributor, reseller and direct sales channels. In addition, in comparison to the prior periods the Company expanded its sales and marketing staff and increased advertising and promotional activity associated with the introduction of the new hyperSTATION and SPARCplug product lines while continuing advertising and promotional activity related to its microprocessor chip business. The Company also experienced increased fees and expenses relating to its reporting obligations and other responsibilities as a publicly-held company.

         Interest Expense. The Company had interest expense of $.6 million for the quarter and the nine months ended December 30, 1996, versus $.3 million in the quarter and $1.5 million for the nine months ended January 1, 1996, reflecting the costs of the Company's $35.5 million credit facility with Dai-Ichi Kangyo Bank ("DKB") (liquidated in the fourth quarter of fiscal 1996) and of a new asset-based credit facility with The Chase Manhattan Bank ("Chase") and Texas Commerce Bank National Association ("TCB") (established in the second quarter of fiscal 1997) and a new credit facility with DKB (established in the third quarter of fiscal 1997). See "Liquidity and Capital Resources."

         Income Tax Expense and Deferred Tax Benefit. For the quarter and the nine months ended December 30, 1996, the Company has recorded a deferred tax benefit reflecting the impact of the operating losses incurred in the second and third quarters of fiscal 1997. The Company has recorded deferred tax assets on its balance sheet. See "Liquidity and Capital Resources."

         During the quarter and the nine months ended January 1, 1996, the Company utilized net operating loss carryforwards to reduce its federal income tax liability. However, notwithstanding the existence of these carryforwards, in the fourth quarter of fiscal 1995 the Company began accruing and paying certain federal taxes as a result of the corporate alternative minimum tax.

         Future Operating Results. As previously advised in its SEC filings, the Company is currently involved in a significant effort to diversify its product lines and sources of revenue. In fiscal 1996 and prior years, substantially all of the Company's revenues were derived from sales of microprocessor chips, associated semiconductors and MBus modules. In the second quarter of fiscal 1997, the Company shipped hyperSTATION motherboards and systems in volume, which was the first time that the Company had engaged in commercial sales of board and system products. The Company intends to aggressively pursue and expand its board and systems businesses, which will focus on performance- and value-enhanced products incorporating the SPARC-industry-standard V8 architecture. The Company also intends to continue its microprocessor chip and MBus module businesses.

         The Company believes that diversification of its product lines and revenue sources will provide additional engines for future revenues and profits. There can be no assurance, however, that this diversification effort will be successful or profitable, and the Company's entry into this new business area entails new product acceptance, inventory and accounts receivable collection risks as well as longer payment terms. It also requires the development of new distribution channels and new marketing strategies. The Company anticipates that the gross profit margins of these new product lines will be lower than those it has historically experienced in the OEM microprocessor chip and upgrade subsystem module businesses. Also, for sales of certain products through distributors, the Company is able to recognize revenue from such sales only upon resale to end-users.

         As noted above, the Company has recently experienced lower than expected demand for a number of its products, especially its lower speed microprocessor chips and associated semiconductors and MBus modules, as well as routine price degradation on older products. These trends are continuing in the current (fourth fiscal) quarter and are expected to continue for the foreseeable future.

         During the third quarter, the Company made available in limited quantities its "Colorado 4" 200 MHz 512 KB secondary cache hyperSPARC microprocessor, and Fujitsu Limited, the Company's majority stockholder ("Fujitsu"), announced a new system incorporating it. The Company also announced a new 180 MHz "Colorado 4" upgrade subsystem module product and its SPARCstation 5 Upgrade Kit, a motherboard upgrade for owners of SPARCstation 5 systems from Sun Microsystems, Inc. ("Sun"). Fujitsu/ICL announced the availability of new server products based upon the Company's 125 MHz and 142 MHz hyperSPARC microprocessor modules. In January 1997 the Company announced a new 200 MHz hyperSTATION system incorporating "Colorado 4". The Company expects to announce additional new system products prior to the end of the fourth quarter.

         In order to increase competitiveness and market share, in January 1997 the Company announced significant price reductions for its existing hyperSTATION and SPARCplug systems and upgrade subsystem module products, reflecting a thorough cost analysis and adjustments to the Company's pricing model to adopt the lower margins of the computer systems industry.

         Sales to Sun, historically the Company's largest OEM customer, have varied substantially on a year-to-year and quarter-to-quarter basis over the periods since fiscal 1991. As previously advised, the Company anticipates that sales to Sun will continue to fluctuate significantly in the future and that sales to Sun will be reduced in fiscal 1997, as compared with fiscal 1996. The Company continues to pursue sales to Sun of its current and future microprocessor products, but there can be no assurance that the Company will achieve any future design wins with Sun.

         During the recent past, the Company's revenues and gross profit margins have been substantially impacted by the mix of OEM, system and upgrade subsystem module customers, as well as by the mix of high-end and low-end products sold and the availability of new, higher-priced and higher-margin microprocessor and upgrade subsystem module products. In addition, because the Company is continuing to incur substantial operating expenses for new product development in anticipation of increasing sales levels and to remain competitive, the Company's business and results of operations would be materially and adversely affected if such sales levels were not achieved.

         Although the Company is taking actions to improve operating margins, it is anticipated that gross profit will continue to remain under pressure and below prior years' levels for the foreseeable future due to a variety of factors, including lower margins for system products, continued industry-wide pricing pressures, increased competition, and compressed product life cycles.

         The Company expects that R&D expenses during the fourth quarter will be essentially flat as compared with the third quarter. In future quarters, provided sufficient cash is available, R&D expenses are expected to increase, reflecting pre-production qualification of the "Colorado 5" hyperSPARC microprocessor and new product design and development related to the "Viper" generation of microprocessors that the Company expects to introduce in 1999. The Company expects that the level of SG&A expenses will vary depending upon the overall sales effort undertaken and the Company's distribution strategies. Although R&D and SG&A expenses can be reduced over time if the Company's revenues are less than anticipated, the Company considers that it is building an infrastructure that is critical to the Company's future success and that represents a long-term investment in the Company's future. Therefore, as in the recent past, the Company may decide to undertake such expenses even if the result would be an increase in such categories of expense as a percentage of net sales in a given fiscal quarter or for a fiscal year as a whole.

         The Company expects interest expenses to be substantially higher on a quarterly basis during the balance of fiscal 1977 and fiscal 1998 than during the third quarter as a result of the Company's increased borrowing requirements. See "Liquidity and Capital Resources."

         During the third quarter the Company implemented a 24% reduction in employment, eliminating 91 full-time and temporary positions. Unless adequate additional financing is obtained, the Company will consider further reductions. See "Liquidity and Capital Resources." The Company has also lost a number of engineers and other employees due to voluntary resignations.

         The Company is currently trying to fill key management positions, including a Chief Financial Officer and other key positions in sales, product engineering, finance and accounting. Given the Company's recent performance and financial condition, hiring qualified executives and professional staff is difficult.

         Although no decisions have been made, the Company anticipates that it may need to implement additional incentive compensation programs in order to attract and retain key employees and to motivate employees.

         The Company has recently lost experienced sales and marketing staff and has deferred hiring replacements pending the hiring of senior sales and marketing personnel and the further development of a sales and marketing strategy to complement its new strategic direction. The Company believes such actions are required in order for it to achieve its revenue targets over the next several quarters.

         The loss of executives and other key employees has negatively affected the overall quality and depth of the Company's staff infrastructure and its management and accounting controls. The Company is seeking to remedy these shortcomings as a priority matter through new hiring and the use of consultants and outside contractors. However, the impaired infrastructure and controls may have a material adverse effect on the Company's business, results of operations and financial condition.

         The Company's results of operations have in the past, and may in the future, vary due to a number of factors, including market acceptance of new products and enhanced versions of existing products of the Company, the Company's success in entering new markets and lines of business, the various effects on revenue, margins, inventories and operating expenses of transitions in the Company's product lines and overall business, the effects on revenue and inventories of rapid technological change, the varying levels and extent of competition in the Company's chosen markets, the timing and extent of product development costs, changes in the mix of products sold and in the mix of sales by distribution channel, competitive pricing pressures, anticipated and unanticipated decreases in unit average selling prices of the Company's products, availability and cost of products (particularly silicon wafers) from the Company's suppliers, fluctuations in manufacturing yields, the gain or loss of significant customers, new product introductions by the Company's competitors, the competitiveness of the SPARC architecture, and the timing of significant orders, order cancellations or rescheduling, all as more fully described in the Company's prior SEC filings. Any unfavorable change in the foregoing or other factors could have a material adverse effect on the Company's business, results of operations and financial condition.


LIQUIDITY AND CAPITAL RESOURCES

         As a result of its operating losses, investments in inventory and accounts receivable collection problems, the Company requires an immediate infusion of cash in order to meet its current obligations and continue operations. The Company confronted a similar situation in the third quarter and was able to address that situation through an additional credit facility guaranteed by Fujitsu (see below). To meet the immediate need, the Company is seeking an additional credit facility to be supported by an additional loan guaranty from Fujitsu, which owns 60% of the Company's outstanding Common Stock. The Company has requested an additional loan guaranty and understands that Fujitsu will respond to this request by February 28, 1997. However, Fujitsu has not yet acted upon the request, and there can be no assurance that Fujitsu will act favorably. Fujitsu and the Company have entered into an agreement pursuant to which the Company expects to receive a $3.5 million advance within the next few days. See "Item 5, Other Information." Management is also pursuing various other approaches to raise or offset the need for cash, including potential asset dispositions and licenses, development programs with Fujitsu and other parties, enhanced receivable collection programs and third party guarantees of Company obligations. The Company believes that severe negative consequences will ensue with its creditors if additional cash is not obtained in the very near future. Moreover, the amount of any additional funds that may become available is uncertain, and even if additional funds are forthcoming, the amount thereof may be insufficient to meet the Company's immediate, medium- and long-term cash needs. The Company's failure to obtain sufficient additional financing within the requisite timeframe could make it impossible for the Company to continue operations, force the Company to seek protection under federal bankruptcy law and/or affect the Company's listing on the Nasdaq National Market.

         The Company presently anticipates that it will need approximately $35 million of additional financing to meet its cash requirements during the next 12 months. Of that amount, approximately $26 million is needed within the next 30 days. These estimates, which are subject to change without notice, assume that the Company is able to achieve its current revenue and expense targets for the fourth quarter of fiscal 1997 and succeeding quarters, without material variance, suffers no material accounts receivable collection problems, and is able to extend the due date of its existing DKB credit facility (see below) to March 1998 or later. There can be no assurance, however, that these assumptions will prove correct or that changes in the Company's R&D plans or other changes affecting the Company's operating expenses, capital expenditures, products, lines of business, business strategy, supplier and customer credit arrangements, level of product and manufacturing integration, facilities, employment and other matters will not result in the expenditure of any available resources before the end of such 12-month period.

Thereafter, the Company may require additional equity and/or debt financing from Fujitsu and/or third party sources. Moreover, the Company's cash requirements may vary materially from those now planned because of changes in the Company's business or capital expenditure plans, product plans or technology, acquisitions or dispositions of businesses or assets, changes in the Company's level of product and manufacturing integration, results of research and development, relationships with suppliers and customers, pricing and demand for the Company's products, changes in the focus and direction of the Company's research and development programs, competitive and technological advances, the level of working capital required to sustain planned growth, results of operations (including the extent and duration of operating losses), facilities, employment matters, and other factors. There can be no assurance that additional capital, including capital from bank borrowings, will be available on terms favorable to the Company, if at all, or that Fujitsu would be willing to provide additional loan guarantees, equity infusions or other financial assistance to the Company in the future. To the extent that additional capital is raised through the sale of additional equity or convertible debt securities, the issuance of such securities would likely result in substantial dilution to the Company's then existing stockholders. In view of its position as the Company's controlling stockholder, Fujitsu's concurrence is necessary to any additional debt or equity financing by the Company.

         During the nine months ended December 30, 1996, the Company used $46 million of cash in operating activities versus $3.4 million for the corresponding period of the prior fiscal year. The use of cash in the current period is principally attributable to a $23.0 million net increase in inventory over the nine-month period (before the $37.0 million inventory writedown). Inventory growth was partially financed by an increase in trade accounts payable. Additionally, accounts receivable generated by sales to the distributor and reseller channel have had longer collection cycles and greater writeoffs than the Company's traditional OEM accounts receivable, which effect also increased the use of cash and the accounts receivable balance in the current period.

         In September 1996, the Company established a credit facility (the "Asset Facility") with Chase and TCB. This facility is a maximum $15 million asset-based line of credit although, as noted below, in view of certain covenant violations the Company has no current borrowing availability under the facility. Subject to certain restrictions and its compliance with various loan covenants, the Company is able to borrow up to 80% of its qualified accounts receivable at the end of any given month. Qualified accounts receivable exclude receivables from Fujitsu and certain other accounts receivable evaluated on the basis of customer concentration and risk criteria. The interest rate is, at the Company's option, either LIBOR or an alternate rate specified in the Credit Agreement, payable monthly, and principal is payable in full in a lump sum on September 23, 1998. The line is secured by accounts receivable, inventory and all other related tangible and intangible property. As of December 30, 1996, the Company's outstanding unpaid principal balance under the Asset Facility was $6.8 million. As a consequence of its recent operating losses and financial condition, the Company is currently in violation of a number of loan covenants relating to the Asset Facility. The Company is in ongoing discussions with Chase and TCB regarding what actions they will take as a result of the covenant violations. The banks may waive the violations, accelerate the indebtedness or take certain other actions in order to protect their interests. To date the only action taken by the banks has been to require the Company to gradually reduce the outstanding balance of the Asset Facility, as accounts receivable are collected by the Company, through a daily collection "lockbox" mechanism that was implemented in December 1996 pursuant to the terms of the Asset Facility. The outstanding unpaid principal balance of the Asset Facility as of February 12, 1997 was $3.2 million. Since January 1, 1997 the Company has been paying interest on the Asset Facility at the Past Due Rate as provided in the Credit Agreement dated September 23, 1996.

         In November 1996, the Company established a new credit facility (the "DKB Facility") with DKB. The DKB Facility is a maximum $25 million unsecured line of credit. Fujitsu has provided a guaranty to DKB with respect to the DKB Facility. The interest rate payable on the DKB Facility is 5.84375%, and principal and interest are payable in full in a lump sum on July 30, 1997. As of both December 30, 1996 and February 12, 1997, the Company's outstanding unpaid principal balance under the DKB Facility was $25 million, the maximum permitted thereunder.

         The Company's principal source of liquidity as of December 30, 1996 consisted of $157,000 of cash and cash equivalents. As of February 12, 1997, the Company had cash and cash equivalents on hand of $1.6 million; however, that amount was committed to various immediate payment obligations. The Company is not currently able to borrow additional funds under the DKB Facility, and Chase and TCB are not obligated to advance any further funds to the Company under the Asset Facility.

         The Company's non-Fujitsu trade accounts payable balance increased by $10.9 million at December 30, 1996, as compared with the April 1, 1996 balance, primarily as a result of raw material and component inventory purchases. This balance includes certain raw materials and components purchased by the Company on behalf of its sub-contract manufacturers; such items are reflected as "other receivables" on the Company's balance sheet.

         During the nine months ended December 30, 1996, the Company extended payment terms with many suppliers in order to increase the availability of on-hand cash. This is reflected in the non-Fujitsu trade accounts payable balance as of that date. During the third quarter the Company experienced difficulty in procuring inventory and sub-contract manufacturing services from some suppliers as a result of the necessity to defer vendor payments for lack of cash. This difficulty has continued in the fourth quarter, and the Company anticipates that such difficulties will become more severe unless the Company's cash shortage is alleviated through additional financing. At the present time, the Company is not in compliance with the agreed payment terms with most of its suppliers. Certain suppliers have threatened collection actions of various types against the Company.

         The Company's trade accounts payable to Fujitsu decreased by $13.7 million at December 30, 1996, as compared with the April 1, 1996 balance. The Fujitsu trade accounts payable primarily represents purchases of silicon wafers by the Company for use in the microprocessor chip manufacturing process.

         The Company's payment terms with Fujitsu for purchases of silicon wafers and multi-die packaging are longer than those generally available to the Company from other suppliers. There can be no assurance that Fujitsu will continue to extend favorable payment terms to the Company. Shorter payment terms would increase the Company's cash requirements.

         The Company's capital expenditures for the nine months ended December 30, 1996 decreased to $3.7 million from $3.9 million for the corresponding period in fiscal 1996. The Company expects to incur additional capital expenditures of approximately $3.6 million during the next 12 months, principally for manufacturing test equipment, computer hardware and software, and lab equipment, and to fund such expenditures from cash flow. If sufficient cash flow is not available, planned capital expenditures may have to be deferred or cancelled, which could have a material adverse effect on the Company's business, results of operations and financial condition.

         Because the Company must order raw materials, silicon wafers and components and build finished goods inventory substantially in advance of product shipments, there is continued risk that the Company will forecast quantity and product mix incorrectly and, therefore, produce excess or insufficient inventories. Because the markets for the Company's microprocessor, module and system products are subject to rapid technological and price changes, inventory may be subject to rapid obsolescence. The inventory risk is heightened because the Company's customers usually place orders with short lead times. If the Company forecasts incorrectly and produces insufficient inventory of particular products, the Company may face order cancellations from or loss of customers, who may seek to satisfy their needs from other suppliers. In general, the Company's customers may change delivery schedules or cancel orders without penalty. To the extent that the Company produces excess or insufficient inventories of particular products, or inventory becomes obsolete, the Company's results of operations and financial condition could be materially and adversely affected.

         At December 30, 1996, the Company had deferred tax assets, arising from deductible temporary differences, net operating losses and general business credits, of $19.0 million of the deferred tax assets is dependent on the Company's ability to generate sufficient future taxable income in the 15 year carryforward period. However, there can be no assurance that the Company will meet its expectations of future taxable income. As a result, the amount of the deferred tax assets considered realizable could be reduced in future periods if expectations of future taxable income are reduced. Such an occurrence could have a material adverse effect on the Company's results of operations and financial condition. The Company will continue to evaluate the realizability of the deferred tax assets quarterly by assessing the need for a valuation allowance.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Rao Cherukuri et al. v. PeQuR Technology, Inc., et al., Civil No. CV757267 (Santa Clara Superior Court). This action, previously reported, was brought by three former employees of PeQuR Technology, Inc., a Texas corporation that sold substantially all of its assets to ROSS Computer Corp., then a wholly-owned subsidiary of the Company. The litigation is currently in the discovery stage. The Company believes that the plaintiffs' claims against it are without merit and intends to defend this case vigorously.

         Based on the information presently known to management, the Company does not believe that the ultimate resolution of the foregoing lawsuit will have a material adverse effect upon the financial condition or results of operations of the Company.


ITEM 2.  CHANGES IN SECURITIES

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         On November 14, 1996 the Company announced that its Chief Financial Officer, David A. Zeleniak, had notified the Company of his intent to resign to pursue personal business interests. Mr. Zeleniak left the employ of the Company on January 17, 1997. The Company is actively interviewing candidates for the position of Chief Financial Officer.

         On January 14, 1997 the Company's Vice President of Marketing, Matthew R. Gutierrez, notified the Company of his intention to resign effective as of a date to be determined.

        On February 12, 1997 the Company and Fujitsu Limited entered into a letter agreement pursuant to which the Company granted to Fujitsu an exclusive right to negotiate terms for (a) development by the Company and its wholly-owned subsidiary, Ross Semiconductors (Israel) Limited ("Ross Israel"), of a microprocessor core, based upon the Colorado 4 hyperSPARC architecture, for use as an embedded controller and (b) possible acquisition by Fujitsu of all of the outstanding shares of Ross Israel (the "Shares").
The exclusive negotiation period with respect to microprocessor core development commenced on February 12, 1997 and continues through March 31, 1997. During that period the Company is obligated to negotiate in good faith the terms of a final agreement for microprocessor core development (a "Final Agreement"). As consideration for the grant of exclusive negotiation rights, Fujitsu agreed to pay to the Company, as soon as practicable, an advance of $3.5 million. If a Final Agreement is executed by the parties on or prior to March 31, 1997, the $3.5 million will be applied against the first amounts payable by Fujitsu thereunder. If no Final Agreement is executed on or prior to March 31, 1997, the Company is obligated to return the full $3.5 million to Fujitsu. The obligations of the Company under the letter agreement are to be secured by a perfected security interest in the Shares.
The parties have various other rights and obligations under the letter agreement.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              Exhibit
                No.                   Description
              -------                 -----------

              3.1   -    Restated Certificate of Incorporation of Company*

              3.2   -    Restated Bylaws of Company**

              4.1   -    Specimen of Common Stock Certificate*

              10.1  -    Promissory Note between the Company and The Dai-Ichi
                         Kangyo Bank Limited, dated November 18, 1996.

              10.2  -    Letter of Guaranty between Fujitsu Limited and The
                         Dai-Ichi Kangyo Bank Limited, dated November 18, 1996.

              10.29 -    Shareholders Agreement among the Company, Roger D.
                         Ross, Fujitsu Limited and Sun Microsystems, Inc., dated
                         November 10, 1995.*

              10.30 -    Indemnity Agreement between the Company and Fujitsu
                         Limited.*

              10.31 - Form of Indemnity Agreement between the Company and certain Directors and Officers.+

              27    -    Financial Data Schedule

         (b)  Reports on Form 8-K

         None
----------

* Incorporated by reference to identically numbered exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended January 1, 1996.

** Incorporated by reference to identically numbered exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 1996.

+ Incorporated by reference to identically numbered exhibits to the Company's Registration Statement on Form S-1 (Registration
         No. 33-95878) effective as of November 6, 1995.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   ROSS TECHNOLOGY, INC.,
                                   a Delaware corporation



Date:  February 13, 1997           /S/ ROGER D. ROSS
                                   ----------------------------------
                                   ROGER D. ROSS
                                   Chairman of the Board, President
                                   and Chief Executive Officer


                                   /S/ CARTER L. GODWIN
                                   ----------------------------------
                                   CARTER L. GODWIN
                                   Chief Accounting Officer and
                                   Corporate Controller


                                   /S/ JOE JONES
                                   ----------------------------------
                                   JOE JONES
                                   Vice President, Operations