Form 10-K
period 1997-03-31
ROSS TECHNOLOGY INC
filed 1997-06-30
CIK 949702

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996]

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________ [NO FEE REQUIRED]

                         Commission file number: 0-27016

                              ROSS TECHNOLOGY, INC.
             (Exact name of registrant as specified in its charter)

         DELAWARE                                        74-2507960
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)


                        5316 HIGHWAY 290 WEST, SUITE 500
                            AUSTIN, TEXAS 78735-8930
          (Address of principal executive offices, including zip code)

                                 (512) 436-2000
              (Registrant's telephone number, including area code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                      None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                          Common Stock, $.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of June 16, 1997, was approximately $20,200,000 based upon the last sale price reported for such date on the NASDAQ National Market System. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by executive officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

The number of shares of the Registrant's Common Stock outstanding as of June 16, 1997, was 23,534,123.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Registrant's 1997 Annual Meeting of Stockholders (to be filed within 120 days following the end of the fiscal year) are incorporated herein by reference in Part III.

Portions of the following documents are incorporated herein by reference in Parts I, II and IV: Registrant's Registration Statement on Form S-1 (Registration No. 33-95878) effective as of November 6, 1995 and Registrant's Final Prospectus dated November 6, 1995.

                              ROSS TECHNOLOGY, INC.

                           ANNUAL REPORT ON FORM 10-K

                        FISCAL YEAR ENDED MARCH 31, 1997


Caption                                                                  Page
-------                                                                  ----
PART I

Item 1.      Business.................................................    2

Item 2.      Properties..............................................    15

Item 3.      Legal Proceedings.......................................    16

Item 4.      Submission of Matters to a Vote of Security Holders.....    17

PART II

Item 5.      Market for the Registrant's Common Stock and
             Related Stockholder Matters..............................   18

Item 6.      Selected Consolidated Financial Data....................    19

Item 7.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations......................   20

Item 8.      Financial Statements and Supplementary Data...............  29

Item 9.      Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure.......................  30

PART III

Item 10.     Directors and Executive Officers of the Registrant........  31

Item 11.     Executive Compensation....................................  31

Item 12.     Security Ownership of Certain Beneficial Owners and
             Management................................................  31

Item 13.     Certain Relationships and Related Transactions............  31

PART IV

Item 14.     Exhibits, Financial Statement Schedules, and
             Reports on Form 8-K.......................................  32

CAUTIONARY STATEMENT

     This Annual Report contains forward looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, with respect to the financial condition, results of operations and business of ROSS Technology, Inc. and its subsidiary (collectively, unless the context otherwise requires, "ROSS", the "Company", or the "Registrant"). Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially and adversely from those set forth in the forward-looking statements, including without limitation the availability of financial resources adequate to the Company's short-, medium- and long-term needs, the Company's dependence on the timely development, pre-production qualification, manufacture, introduction and customer acceptance of new higher speed, higher-margin products, the ability of the Company to successfully implement its strategy of diversifying into the system products business, the various effects on revenue, margins, inventories and operation expenses of repositioning the Company's product lines and overall business, the effects of building and maintaining product inventories in the Company's hands and in its distribution channels, product return and credit risks with distributors, resellers and other customers, the Company's dependence on distributors and resellers for certain product sales to end-users, the impact on revenue, margins and inventories of rapidly changing technology, competition, downward pricing pressures and allocations of product among different distribution channels, the effects of routine price degradation over time in each of the Company's product lines, varying customer demand for the Company's products, supply and manufacturing constraints and costs, the Company's dependence on outside suppliers for wafer fabrication and raw materials, components and certain manufacturing services, changes in plans, programs or expenses for research, development, sales or marketing, the Company's ability to build and maintain adequate staff infrastructures in the areas of microprocessor design, product engineering and development, sales and marketing, finance, accounting and administration, supplier disputes, customer warranty claims, general economic conditions, and the other risks and uncertainties described from time to time in the Company's public announcements and SEC filings, including without limitation the Form S-1 and Final Prospectus filed in November 1995 and the Company's Current, Quarterly, and Annual Reports on Forms 8-K, 10-Q, and 10-K, respectively. The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any written or oral forward-looking statement that may be made from time to time by or on behalf of the Company.

                                     PART I


ITEM 1.     BUSINESS

GENERAL

      The Company designs, manufactures and markets high-performance microprocessors and associated semiconductor products and system boards, workstations and servers based upon the SPARC(TM) architecture, a reduced instruction set computing ("RISC") architecture that was originally developed by Sun Microsystems, Inc. ("Sun Microsystems" or "Sun"). The SPARC architecture maintains the largest installed base, and continues to have the largest market share of new systems sales, of all RISC workstations and servers. The Company targets its semiconductor and system board products to manufacturers of SPARC computer systems, including Sun, Fujitsu Limited ("Fujitsu") and other original equipment manufacturers ("OEMs"), and as upgrades to end-users of SPARC workstations. Its workstation and server sales are targeted to distributors and value added resellers ("VARs") which then sell these products to end-users.

      ROSS was originally incorporated in Texas in August 1988 and was acquired by Cypress Semiconductor Corporation ("Cypress Semiconductor" or "Cypress") in February 1990, at which time the Company became a Delaware-incorporated subsidiary of Cypress. The Company was a subsidiary of Cypress until July 1993, at which time the Company was acquired by, and became a wholly-owned subsidiary of, Fujitsu. The Company consummated the initial public offering of its common stock (the "Common Stock") in November 1995, at which time it also sold a minority interest to Sun. As of June 16, 1997, Fujitsu and Sun owned approximately 59.8% and 4.5%, respectively, of the outstanding Common Stock. As used in this Annual Report, unless the context requires otherwise, all references to "ROSS", the "Company", or the "Registrant" refer to ROSS Technology, Inc., a Delaware corporation and its predecessor Texas corporation and consolidated subsidiaries.

      "ROSS" is a registered trademark of the Company in the United States, and the marks "hyperCACHE" and "hyperSTATION" are trademarks for which the Company has applied for registration. The names "hyperSPARC" and "SPARCplug" are trademarks licensed for use exclusively by the Company from SPARC International, Inc. All SPARC trademarks are trademarks or registered trademarks of SPARC International, Inc. All other product or service names mentioned herein are trademarks of their respective owners. Products bearing the SPARC trademarks are based on an architecture developed by Sun Microsystems.

PRODUCTS

      The Company's principal semiconductor product line is the hyperSPARC(TM) family of microprocessors. Microprocessors, integrated circuits that contain millions of transistors, serve as the central processing unit ("CPU") of computer systems such as workstations and personal computers ("PCs"). Microprocessors are responsible for controlling data flow through the workstation or PC, manipulating such data as specified by software running on the system, and coordinating all hardware functions within the system.

      Since its inception, the Company has developed four generations of advanced RISC (Reduced Instruction Set) microprocessor products. The first of these products was the Company's 40 megahertz ("MHz") microprocessor, which was selected for use by Sun in its SPARCstation(TM) 2, introduced in 1990. Among the Company's design wins have been the inclusion of its 100 MHz hyperSPARC microprocessor in Sun's SPARCstation 20 Model HS11 in late 1994, its 125 MHz hyperSPARC microprocessor in Sun's SPARCstation 20 Model HS21 in early 1995, and its 150 MHz hyperSPARC microprocessor in Sun's SPARCstation 20 Models 151 and 152MP in October 1995. Other OEMs have selected the Company's advanced RISC microprocessors for use in their products. Fujitsu, the Company's second largest customer, and its majority stockholder, introduced systems based on three new derivatives of the Company's 'Colorado 3' hyperSPARC microprocessor in 1996. The DS90 7500 and 7700 server systems from Fujitsu, and the S4-20H workstations from Fujitsu and PFU Limited, incorporate the Company's single and dual 150 MHz microprocessors with 512 kilobytes of second-level cache as well as 142 MHz microprocessors with a full megabyte of cache.

      The Company's hyperSPARC products feature high-performance integer, floating-point and memory-management capabilities for multi-tasking operating environments. The hyperSPARC architecture is well-suited for applications that are floating-point intensive, such as many scientific, computer-aided design ("CAD"), computer-aided engineering ("CAE") and seismic modeling applications. All hyperSPARC products conform to the SPARC Version 8 Architecture specification and offer complete compatibility (including multiprocessing) with both the SunOS(TM) (Version 4.1.x) and Solaris(TM) operating systems.

      The Company sells its hyperSPARC products as single- or dual-processor MBus(TM) modules (plug-in "daughtercards" containing one or two multi-die packages and other components on a small printed circuit board) and, to a lesser extent, as single-processor multi-die packages (single integrated circuit packages containing multiple bare semiconductor die connected by an advanced substrate).

Multi-Die Packages

      The Company's hyperSPARC multi-die packages ("MDPs") integrate multiple, discrete die into a single pin-grid-array ("PGA") package. Interconnection among the die is accomplished through a silicon or other electronic substrate, so that the entire chipset operates as a single integrated circuit ("IC"). The hyperSPARC MDPs integrate four to ten die, including a single complete CPU chipset and a tightly-coupled second level cache, into a single package. The hyperSPARC second-level caches are offered in 256 kilobyte, 512 kilobyte, and one megabyte configurations. All hyperSPARC MDPs are fully multiprocessing capable. MDPs are purchased by OEMs on a stand-alone basis for incorporation into space- and power-sensitive applications such as small footprint workstations, I/O subsystems, and process control systems.

MBus Modules

      MDPs are typically sold as part of an integrated solution: the MBus CPU module. ROSS introduced the industry's first MBus module in 1990 to facilitate the open architectural, or "plug-and-play," advantages of the SPARC architecture. The Company's MBus modules mount one or two hyperSPARC MDPs onto a CPU daughtercard that plugs into one of the MBus "sockets" of the system motherboard via a SPARC-standard MBus connector.

      The Company sells its MBus modules into both the OEM and upgrade markets. The MBus module approach allows the Company's OEM customers to be flexible in the machine configurations they offer to their end-user customers. The same motherboard design, which typically contains two MBus sockets, can accommodate one, two or four processors at a variety of speed/cache combinations to achieve the targeted price/performance point. The installed base of MBus-based machines also provides the foundation for the Company's upgrade business, in which end-users of SPARCstation 10 and 20 class workstations and SPARCserver(TM) 600 class servers can preserve and enhance their system investment by adding to or replacing the MBus modules in their existing machines with the Company's higher performance hyperSPARC MBus modules.

      The Company's MBus support ASICs provide a high speed interface between the CPU/cache, memory and I/O subsystems. Currently, the ASICs are capable of 50 MHz operation, and offer performance enhancements, such as support for larger memory subsystems. The ASICs are sold as stand-alone components, as well as part of an integrated motherboard.

      The Colorado 4 hyperSPARC is based on .35 micron four-layer metal pure CMOS process technology and operates at 180 and 200 MHz. In addition to the improvement in clock frequency over the 150 MHz Colorado 3, the Colorado 4 integrates a 16 kilobyte data cache onto the processor chip and increases the instruction cache from 8 to 16 kilobytes. In June 1997 the Company announced 200 MHz quad upgrades, providing multiprocessing upgrades for users of Sun's SPARCstation 20 systems.

       SPARCplug(TM) is a SPARCstation 20-compatible workstation/server that fits into the dual-height drive bay of a standard tower PC. Sharing system resources with the PC, such as the power supply, monitor, keyboard, and mouse, SPARCplug enables a single machine to combine a complete SPARC/Solaris system with a standard PC environment, providing full "cut-and-paste" Windows(TM) interoperability. In June 1997 the Company announced a SPARCplug Station, which fits into a "four-high" drive bay tower, and may be used in both workstation and server configurations.

      ROSS also offers system-level SPARC solutions including complete workstations as well as motherboard upgrades with a range of speed and performance solutions. The Company's near-term strategy is to leverage the Company's core technologies to offer value-added system solutions to the 32-bit SPARC market. Its products integrate hyperSPARC modules with the Company's MBus support ASICs.

      System level products include the hyperSTATION family of 32-bit systems, which is based on the SPARC architecture and MBus technology and supports up to two hyperSPARC modules. Each module can have up to two processors. The workstations are compatible with the SunOS 4.x and Solaris operating systems. In June 1997 the Company announced the hyperSTATION 30 system, configured with quad
- 200 MHz processors, providing multiprocessing and compatibility with SunOS and Solaris operating systems.

Dependence on SPARC Architecture

      At present, substantially all of the Company's products, as well as most of the Company's products currently under development, are based on the SPARC architecture. The continued acceptance of the SPARC architecture by Sun, Fujitsu and other major computer system manufacturers, as well as by the end users of these systems, the adoption of SPARC by new OEMs in desktop and non-desktop markets, the success of the Company and the Company's OEM customers in selling SPARC-based products to end users, the growth in sales of products incorporating the SPARC architecture, and the continuing willingness of computer software vendors to develop and enhance applications compatible with SPARC-based systems are all critical to the Company's future success.

      In 1995 Sun introduced a new line of workstations based upon a new 64-bit bus architecture and SME's UltraSPARC(TM) microprocessor designs. These products are incompatible with the MBus architecture on which all of the Company's current products are based. Although the Company believes that market opportunities for new MBus-related products will continue for at least the next several years, Sun has announced its intention to adopt the 64-bit architecture over time for its entire product line, and accordingly there can be no assurance that Sun will continue to develop or market MBus-compatible products in the future. Sun's decision to focus future product development efforts on 64-bit systems combined with significant market acceptance of such systems could significantly limit the total available market for the Company's MBus-based products over a period of years. Should other SPARC OEMs likewise make a decision to shift development efforts to the new bus, the Company's total available market would be further reduced unless it can develop new products that are compatible with the 64-bit architecture and receive market acceptance. The Company has begun research and development associated with a 64-bit architecture.

CUSTOMERS

      The Company sells its semiconductor and board products to manufacturers of SPARC computer systems, including Sun Microsystems, Fujitsu and other OEMs, and to distributors, VARS, and end-users desiring to upgrade the power and performance of their existing SPARC workstations and servers.

OEM Customers

      The Company's semiconductor OEM customers include a number of companies in several market segments that use the Company's SPARC products in a variety of end products. The largest of these OEM market segments, processors for workstations and servers, historically has accounted for a major portion of the Company's OEM revenues. Other OEM market segments for the Company's products include high-performance network file servers, massively parallel systems, telecommunications, data communications and embedded systems.

      Historically, the Company's sales have been concentrated among a limited number of large customers. Although sales to Sun increased in dollar terms in fiscal 1997, Sun's percentage share of the Company's total net sales is significantly below its 1992 peak. Sun accounted for 28%, 45% and 26%, respectively, of the Company's net sales in the fiscal years ended March 31, 1997, ("fiscal 1997"), April 1, 1996 ("fiscal 1996") and April 3, 1995 ("fiscal
1995"), followed by Fujitsu, which accounted for 22% of net sales in fiscal 1997 and 19% of net sales during each of fiscal 1996 and 1995.

      The Company expects a significant portion of its future sales to remain concentrated within a limited number of customers. There can be no assurance that the Company will be able to retain its major customers or that such customers will not otherwise cancel or reschedule orders, or in the event of canceled orders, that such orders will be replaced by other sales. In addition, sales to any particular customer may fluctuate significantly from quarter to quarter. The occurrence of any such events could have a material adverse effect on the Company's business and operating results.

      It is the Company's intention to grow its business at the systems board, embedded system, and box level to supplement its existing system integrator and OEM businesses. Over the next several quarters, the Company intends to position itself to move in this direction to grow the Company. The Company recognizes the need to expand and diversify its business beyond its existing customer base.

Upgrade Customers

      The Company's upgrade customer base is composed of the end-users of SPARCstation 5, 10 and 20 class workstations and SPARCserver 600 class servers who wish to upgrade the performance of their existing machines. This customer base spans a wide range of applications and industries that reflect the variety of SPARC workstation and server users. By replacing the CPU daughtercard of their machines with one or two of the Company's hyperSPARC upgrade modules, SPARCstation 10 and 20 and SPARCserver 600 users can experience a significant increase in the performance of their workstations (as measured by certain standard benchmarks). SPARCstation 5 customers can upgrade their performance by installing replacement hyperSTATION motherboards which are in turn further upgradable with hyperSPARC upgrade modules.

SALES, MARKETING AND SUPPORT

Sales and Marketing

      The Company employs various channels of sales and distribution for its hyperSPARC product family. OEM and upgrade sales are conducted through a direct sales force and through manufacturer representatives. Upgrade sales are conducted through a domestic and international network of VARs and distributors. As of March 31, 1997, the Company's internal sales force consisted of nine individuals who shared responsibility for direct sales and the support of manufacturer representatives and VARS.

      The Company's strategy for upgrade sales has been to focus its resources on the training and support of distributors and VARs, which the Company believes is a cost-effective alternative to establishing a large, internal, direct sales force.

      As is common in the semiconductor industry, the Company may grant price protection to distributors. Under this policy, distributors receive a credit for the difference, at the time of a price reduction, between the price they were originally charged for products in inventory and the reduced price which the Company subsequently charges distributors. From time to time, distributors also receive credit on an individual basis for Company-approved price reductions on specific transactions. The Company also grants some distributors limited rights to return products. The Company defers recognition of net sales and profit on sales to distributors that have rights of return and price protection until those distributors have resold the products to end-customers.

      The Company's marketing communications activities include communications through articles and press releases in trade magazines and journals, advertising in technical computer publications and the business press, periodic direct mailings and fax campaigns to customers and prospects, and attendance at trade shows. The Company also publishes hyperACTIVITY(TM), a periodic newsletter which is mailed to customers, prospective customers and others.

Warranties

      The Company offers a warranty on its products consistent with standard industry practice. Under the terms of this warranty, the Company is obligated to replace or refund the purchase price of any unit that fails to operate to the Company's published specifications when the unit is used within specified environmental and other operating parameters. The duration of this warranty for the Company's CPU products and for its workstation and server products is one year for OEM customers, and two years for upgrade customers. Under its warranty obligations, the Company could be required to recall a product that does not conform to published specifications, and such a recall could have a material adverse effect on the Company's business and operating results.

Export Sales

      Export sales, primarily to customers in Japan and Europe, accounted for 34%, 36% and 29% of the Company's sales in the fiscal years 1997, 1996, and 1995, respectively. Substantially all of the Company's foreign sales are denominated in US dollars.

Service and Technical Support

      The Company has two distinct channels of technical support to service its OEM and upgrade customer bases. Technical support for OEMs is provided through the Company's Applications Engineering Department, which provides in-depth technical expertise to assist in the design, debug, and performance analysis of systems under development by the Company's OEM customers. The upgrade technical support department includes a 1-800-ROSS-YES line directly into the Company's support personnel that provides phone support from 7:30 AM to 7:30 PM Central Time. This group provides pre- and post-sales assistance to the Company's upgrade prospects and customer base. In order to improve the market appeal of the Company's upgrade products, the Company has engaged a number of key service providers, such as Digital Equipment Corporation, to provide hardware support for hyperSPARC-upgraded machines.

      The primary channel for technical support to service workstation customers is via service providers such as Computervision and Polaris.

BACKLOG

      As of March 31, 1997, the Company's total backlog was approximately $11 million. The Company's backlog consists of customers' purchase orders that have been received, acknowledged by the Company and scheduled for shipment within the next 12 months.

      Sales of the Company's products generally are made pursuant to standard customer purchase orders that are cancelable without significant penalty subject to certain criteria. In addition, customer purchase orders are subject to price re-negotiations and changes in product quantities and delivery schedules caused by changes in customers' requirements and manufacturing availability. The Company's business, and to a large and growing extent that of the entire semiconductor industry, is characterized by a requirement for short lead times and quick delivery schedules. In addition, the Company's shipments depend on the manufacturing capacity of the Company's suppliers. As a result of the foregoing factors, the Company believes that backlog at any given time may not be a meaningful indicator of future sales.

MANUFACTURING

      The Company's microprocessor manufacturing strategy is to outsource the physical manufacture of its raw materials, work in process and final products to third-parties that possess state-of-the-art process technologies, while performing test and verification functions internally to ensure product quality and yields. Specifically, the Company outsources wafer fabrication, die packaging and module assembly. Before qualifying a third-party manufacturer, the Company places its personnel on site, as required, to provide technical assistance and oversight, to ensure development of processes that conform to Company specifications and requirements. This manufacturing strategy is intended to give the Company access to advanced manufacturing processes while minimizing the substantial capital expenditures that would otherwise be required to develop its own manufacturing capabilities. Furthermore, the Company believes that this strategy enables it to operate more efficiently with fewer personnel, while capitalizing on the latest advances in semiconductor process technology and manufacturing techniques.

      Fabrication of the Company's anticipated future microprocessor products requires advanced manufacturing technology that is currently available from only a small number of manufacturers. The Company's reliance on third-party manufacturers involves a number of material risks, including shortages of manufacturing capacity, unavailability of, or delays in obtaining access to, certain process technologies, and the absence of controllable product delivery schedules, quality assurance, production yields and costs. There can be no assurance that the Company will be able to obtain a sufficient quantity of products from its manufacturers on a timely basis and at competitive prices, and the failure to do so would have a material adverse effect on the Company's business and results of operations.

      The Company's manufacturing strategy with respect to workstations and servers, which is similar to its microprocessor strategy, is to outsource the manufacturing and integration of its products to third parties that possess state-of-the-art technologies, while performing test and verification functions internally to ensure product quality and yields. Specifically, the Company outsources the manufacturing and assembling of its motherboards. Before qualifying a third-party manufacturer, the Company's personnel are placed on site as required to provide technical assistance and oversight to ensure development of processes that conform to Company specifications and requirements. This strategy is intended to give the Company access to advanced manufacturing processes while minimizing the substantial capital expenditures that would otherwise be required to develop its own manufacturing capabilities.

Wafer Fabrication

      Wafers for the semiconductor chips utilized by the Company in its products are fabricated by outside manufacturers. At present, Fujitsu manufactures wafers for all of the Company's microprocessor logic chips and SRAMs. The Company has recently established a relationship with NEC for the potential production of microprocessor logic chips. During fiscal 1997 and fiscal 1996, Fujitsu supplied 100% of the dollar amount of the Company's silicon wafer purchases for production.

      The wafers for the Company's Colorado 3 hyperSPARC microprocessor logic chips are currently being manufactured using Fujitsu's 0.35 - 0.4 micron, triple layer metal CMOS process technology, while the Colorado 4 hyperSPARC microprocessor logic chips utilize a 0.35 micron process. The Company is working with Fujitsu to migrate production of future versions of hyperSPARC products to processes with increasingly finer circuit geometries, which the Company expects will support increases in clock speeds and manufacturing yields. Furthermore, the Company from time to time holds discussions with other wafer manufacturers in order to explore additional sources of wafers. However, there can be no assurance that the Company will be able to migrate successfully its wafer production to finer circuit geometries or that it will be able to obtain from Fujitsu or others adequate advanced silicon wafer production capacity. There can be no assurance that the Company will be able to obtain a sufficient quantity of wafers from its wafer manufacturers on a timely basis and at competitive prices, and the failure to do so would have a material adverse effect on the Company's business and results of operations.

      The Company and Fujitsu have reached an agreement in principle on a wafer pricing model that reflects fair market values based upon current and future industry wafer pricing standards. The parties intend to incorporate this model into a definitive supply agreement in the near future.

Packaging and Assembly

      The Company also relies on third parties for the production of its multi-die packages. The Company obtains a majority of its multi-die package requirements for its current hyperSPARC products from MMS using MMS' advanced substrate technology. The Company's multi-die packages are also manufactured by nChip, Fujitsu, and W. L. Gore on a purchase order basis. The Company's MBus modules -- which incorporate multi-die packages, connectors, clock chips, heat sinks and other components on a small printed circuit board -- are currently assembled by Solectron of Austin and Marco, Inc. of Austin on a purchase order basis.

Testing

      At each stage of the production cycle, the Company's work-in-process and final products are tested for defects and functionality at the Company's Austin, Texas manufacturing facility. The Company believes it employs certain testing procedures that are more sophisticated and rigorous than those generally employed in the semiconductor industry, and believes that its commitment to testing has enabled it to introduce products of superior reliability.

      Although the Company's products undergo extensive testing prior to their introduction, design and manufacturing errors may be discovered after initial product sampling or volume shipment, which may result in delays in volume production or the recall of products sold. The occurrence of such errors could have a material adverse effect on the Company's product introduction schedule, business and operating results.

COMPETITION

      The market for the Company's products is intensely competitive and characterized by rapidly accelerating advances in processor and system technologies. These advances result in frequent product introductions, regular price reductions, short product life cycles, and increased product capabilities that may result in significant performance improvements.

      Competition in the sale of microprocessor products is based on price, performance, product quality and reliability, software compatibility, marketing and distribution capability, brand recognition, financial strength and ability to deliver in large volumes on a timely basis. Given the Company's reliance on third parties for product manufacturing, the Company's competitive position may also be affected by the reliability and performance of its outside manufacturers and the availability from such manufacturers of adequate state-of-the-art production capacity. There can be no assurance that the Company will be able to compete successfully with respect to any of these factors.

      The Company faces competition in the sale of high performance SPARC microprocessor chipsets and modules from Sun Microelectronics (SME), a division of Sun Microsystems. Because of its affiliation with Sun, SME has substantially greater technical, financial, sales and marketing resources and experience and brand name recognition than the Company, and may be in a better position than the Company to obtain significant design wins from Sun. In addition, substantial marketing and promotional costs, most likely in excess of what the Company can currently afford, may be required to achieve wider acceptance of the Company's products. There can be no assurance that the Company will be able to overcome such barriers. As long as competitors remain in the SPARC market, their product introduction timing and product pricing will materially, and at times adversely, affect the Company's business and future operating results. There can be no assurance that the Company will have the resources and capabilities to compete effectively. Furthermore, other companies may offer competitive high-performance SPARC products in the future. For example, Fujitsu Microelectronics, Inc., which manufactures microprocessors for SPARCstation 4 and 5 class machines, may decide to manufacture microprocessors that compete directly with the Company's products. The Company's success will depend, among other things, on its ability to deliver, on a timely basis and at competitive prices, processor performance that is comparable to or greater than that provided in SPARC compatible products manufactured by others. There can be no assurance that the Company will be able to deliver such performance.

      The Company, along with other manufacturers of SPARC-based products, also faces indirect competition from workstations and PCs that are based on microprocessor architectures other than SPARC. The Company's success will depend upon the ability of its SPARC OEM customers to compete effectively with the manufacturers of machines based on such alternative architectures. These manufacturers include RISC workstation vendors such as Digital Equipment Corporation, Hewlett-Packard, IBM and Silicon Graphics, and PC vendors such as Apple, Compaq and IBM. Competition in the sale of workstations is based on factors such as system performance, price/performance, availability of application software, system upgradability and expandability, graphics features and performance, and product quality and reliability. Although

Sun has continued to be the leading vendor of computer workstations, thus causing SPARC to remain the leading workstation architecture, there can be no assurance that Sun or any of the Company's OEM customers will be able to compete effectively against these other manufacturers of workstations. In addition, competition from PCs is expected to increase in the future as newer generations of PC microprocessors, notably Intel's Pentium II(TM) and Pentium Pro(TM), deliver performance comparable to that of workstation microprocessors. There can be no assurance that the Company and the Company's OEM customers will in the future compete effectively against PC manufacturers, especially in the sale of lower performance workstations. A failure by the Company's OEM customers to maintain market share or otherwise compete effectively against other manufacturers of workstations, or the manufacturers of PCs, would have a material adverse effect on the Company's business and operating results.

      In non-workstation markets, the Company's products compete with the RISC and CISC microprocessors manufactured by semiconductor companies such as Hitachi, Intel and Motorola. There can be no assurance that the Company's products will be able to compete effectively in these non-workstation businesses.

      The Company's workstation and server products face competition from Sun Microsystems Computer Company (SMCC), a division of Sun Microsystems. Because of its affiliation with Sun, SMCC has substantially greater technical, financial, sales and marketing resources and experience and brand name recognition than the Company, and may be in a better position to obtain significant orders. In addition, substantial marketing and promotional costs, possibly in excess of what the Company can currently afford, may be required to achieve wider acceptance of the Company's products. There can be no assurance that the Company will be able to overcome such barriers. The failure to gain significant customer acceptance of its hyperSTATION products would have a material adverse effect on the Company. As long as workstation and server competitors remain in the SPARC market, their product introduction timings and product pricing will materially, and at times adversely, affect the Company's business and future operating results. There can be no assurance that the Company will have the resources and capabilities to compete effectively. Furthermore, SMCC is now offering competitive high-performance 64-bit SPARC workstations based upon SME's UltraSPARC microprocessor technology and is seeking to convert the existing 32-bit SPARC customer base to the new 64-bit architecture. The Company's success in the workstation and server markets will depend, among other things, on how rapidly SMCC can convert the SPARC customer base to 64-bit technology and the Company's ability to develop products compatible with the 64-bit technology.

      The Company, along with other manufacturers of SPARC-based products, also faces indirect competition from workstations and PCs that are based on microprocessor architectures other than SPARC. The Company's success will depend in part upon its ability to compete effectively with the manufacturers of machines based upon such alternative architectures. Moreover, Microsoft is attempting to convert the UNIX operating system customer base to the Windows NT(TM) operating system which runs on systems based upon Pentium(TM), Pentium Pro, Pentium II and certain non-SPARC RISC microprocessors. The success of Windows NT may result in the reduction of the total available market for SPARC-based workstations. If this were to occur, the Company would lose market share to PCs and there would be a material adverse effect on the Company's business and operating results.

RESEARCH AND DEVELOPMENT

      The Company's research and development efforts are currently focused on introducing next-generation hyperSPARC products, other microprocessor technologies and associated semiconductors. In both manufacturing and assembly, the Company is constantly working to improve yields and reduce the cost of its products.

      Another focus of the Company's development efforts is the diversification and expansion of its product portfolio. The Company has expanded its product offerings beyond microprocessors and modules to new products such as SPARC motherboards and complete SPARC workstations. SPARCplug is another example of this new product diversification effort.

      The Company expects to conduct research and development under its own auspices and through its subsidiary, as well as through strategic partnerships or joint ventures.

      The Company's research and development expenditures were $24.7 million, $15.9 million and $13.2 million during fiscal 1997, 1996 and 1995, respectively.

PATENTS AND PROPRIETARY RIGHTS

      The Company endeavors to protect and maintain its competitive position by placing a high priority on the protection of its intellectual property, including its inventions, trademarks, trade secrets and technical know-how. The Company files and prosecutes patent applications for those key patentable designs, innovations and inventions that it believes are most relevant to its product line and most valuable in terms of cost and technological advantages. The Company also takes steps to prevent the loss to competitors of valuable proprietary information such as trade secrets and technical know-how.

      Since its inception, the Company has filed a number of patent applications in the United States Patent and Trademark Office ("PTO") and counterparts to certain of those U.S. applications in the patent offices of other countries. The Company currently owns several issued United States patents. Of the issued patents, one covers the Company's technology concerning the fast registering of data in a microprocessor, another covers certain techniques for automated circuit design, and a third covers the Company's proprietary RISC superscalar microprocessor architecture.

      An assessment of the Company's patent position, as with that of any technology company, involves complex issues of law and fact that render such an assessment uncertain. There can be no guarantee that any of the Company's patent applications will issue, nor can assurances be given as to the level of protection that any of its issued patents will provide to the technology and/or products intended to be covered by them. In addition, there can be no assurance that any of the Company's issued or pending patents will create effective barriers to entry into the markets in which the Company and its products compete.

      The Company's competitors have filed applications for and received issued patents related to microprocessors, multiprocessing architectures and related circuits as well as board and system designs and techniques. There is a possibility that these competitors might assert claims against the Company that their patents cover technologies employed by the Company in its current or future products. If such claims are determined to cover technologies employed by the Company and such claims are ultimately held to be valid, no assurance can be given that the Company would be able to acquire the right to use such technologies regardless of the terms, nor can any assurance be given that the Company could acquire or develop alternative technologies that are not covered by the asserted claims. Further, even if the grounds for such claims are without merit or deficient, there is no guarantee that a competitor would not nevertheless bring a suit for patent infringement against the Company, or its customers or its affiliates. Such litigation could have a material adverse effect on the Company's business and results of operations despite its lack of merit or its final disposition because of its cost to, and its diversion of effort and management time from, the Company.

      The Company requires employees, consultants and independent contractors to execute confidentiality and invention/copyright assignment agreements prior to engaging in any service to the Company. The Company further requires, whenever possible, that companies engaged in sensitive discussions with the Company involving its proprietary technologies execute nondisclosure agreements. These agreements are intended to protect the Company's trade secrets, technical know-how and patentable and copyrightable subject matter by restricting disclosure and by requiring those creating intellectual property on behalf of the Company or using the Company's resources to assign ownership of the intellectual property to the Company. No assurance can be made, however, that such contracts will provide the Company with adequate protection in the event that such agreements are breached through the unauthorized disclosure or use of such intellectual property.

ENVIRONMENTAL MATTERS

      To the Company's present knowledge, compliance with federal, state and local provisions enacted or adopted for protection of the environment has had no material adverse effect upon its operations.

EMPLOYEES

      As of March 31, 1997, the Company's domestic work force consisted of 221 full-time employees and 44 employees who worked on a temporary or part-time basis. In addition, the Company had three full-time employees in its European office. The Company's design subsidiary, ROSS Semiconductors (Israel), Ltd. ("ROSS Israel"), had a workforce consisting of 14 full-time employees.

RECENT DEVELOPMENTS

      As set forth in the Company's Current Report on Form 8-K dated March 21, 1997, Roger D. Ross, Chairman, President, Chief Executive Officer, and founder, resigned as an officer of the Company on March 3, 1997. The Company and Mr. Ross are negotiating the terms and conditions of a severance arrangement. Mr. Ross continues to serve as a member of the Company's Board of Directors. On May 3, 1997, Fred T. May was elected Chairman and Acting President and Chief Executive Officer. Effective May 21, 1997, Jack W. Simpson, Sr. was hired as President and Chief Executive Officer of the Company and was appointed as a member of the Company's Board of Directors; Mr. May continued as Chairman of the Board.

      On April 16, 1997, Francis S. (Kit) Webster III was hired as Chief Financial Officer and Secretary of the Company; on April 28, 1997, Frank A. Baffi was hired as Vice President, Worldwide Sales.

      On June 25, 1997, the Company and Fujitsu entered into a Development Agreement, pursuant to which, among other things, Fujitsu would pay the Company an aggregate of $34.5 million in partial funding for the Company's Viper 64-bit microprocessor chip development project and for a license of associated intellectual property. The resulting technology will be co-owned by the Company and Fujitsu, and each company will have the right to exploit the technology into its own derivative products and to grant sublicenses on a limited basis. Payments are to be made periodically through March 31, 1999, upon the attainment of certain milestones, and are subject to reduction, and the contract is subject to cancellation under certain conditions, if milestones are not met.

ITEM 2.     PROPERTIES

      The Company's principal administrative, sales, marketing, customer applications support, design, product engineering, production control, quality, manufacturing and testing facilities are currently located in Austin, Texas in three leased buildings containing an aggregate of 73,000 square feet. One 33,000 square foot building includes a 3,000 square foot clean room wafer processing area, houses all manufacturing, testing and quality control facilities, and has delivery, receipt and storage facilities for unfinished wafers, gases, chemicals and other raw materials used by the Company. The second building, in which the Company occupies 29,000 square feet, provides facilities for all administration, sales and marketing personnel and houses the majority of the Company's design, product engineering and production control personnel. The third building is 11,000 square feet and houses a portion of the Company's product development personnel.

      The Company leases approximately 5,000 square feet in Longmont, Colorado, for a software group that supports the Company's product development personnel.

      The Company also leases 1,100 square feet of office space in Brussels, Belgium, for its European office.

      ROSS Israel occupies a building of approximately 4,500 square feet in Herzelia, Israel, which provides facilities for the design and development of electronic and computer products, as well as administrative functions.

ITEM 3.     LEGAL PROCEEDINGS

      Rao Cherukuri et al. v. PeQuR Technology, Inc., et al., Civil No. CV757267 (Santa Clara Superior Court). On April 11, 1996, this action was filed against, among others, the Company in the Superior Court of California (the "Action"). The Action was brought by three former employees of PeQuR Technology, Inc. ("PeQuR"), a Texas corporation which on January 4, 1995 sold substantially all of its assets to a then wholly-owned subsidiary of the Company, ROSS Computer Corp., now Reliance Computer Corp. ("RCC"). Plaintiffs allege, among other causes of action, fraud, deceit, and breach of fiduciary duty in connection with certain alleged agreements by PeQuR to provide compensation to the plaintiffs in the form of vested PeQuR stock which agreements, in turn, allegedly would have entitled plaintiffs to a share of the proceeds of the asset sale to RCC, to employment with the Company or RCC, and/or to receive shares of the Company's Common Stock. The Company transferred its entire equity interest in RCC to Fujitsu on March 26, 1996.

      The Company believes that the plaintiffs' claims against it are without merit and intends to defend this case vigorously. The Company successfully demurred in whole or in part to two successive Complaints. The Company filed an Answer to the plaintiffs' Third Amended Complaint on June 4, 1997. This case is not yet at issue and, by order of a special master, discovery is stayed until all defendants file answers. Currently, the Company is the only defendant that has done so; the remaining defendants have demurred to the Third Amended Complaint. Given the stage of the proceedings, the fact that the ultimate outcome will depend upon the resolution of disputed issues of fact and law, and the inherent uncertainties of complex, multi-party litigation such as this, it is not possible at this time to predict the ultimate outcome of the matter with any degree of certainty, although based on information presently known to management, the Company does not believe that the ultimate resolution of this lawsuit will have a material adverse effect upon the financial condition or results of operations of the Company.

      Kris Vorm v. ROSS Technology, Inc. Cause No. 9704693 (District Court of Travis County, Texas). On April 18, 1997, the above-referenced action was filed against the Company in the 353rd Judicial District Court of Travis County, Austin, Texas (the "Vorm Action"). The Vorm Action was brought by Kris Vorm, a former employee of the Company, alleging that in late May 1996 the Company, through false and material representations and promises, prevented him from selling shares of common stock of the Company owned by him. Plaintiff further contends that the Company misrepresented that it would provide him a low interest loan to cover his tax liability in connection with his having purchased his shares. Plaintiff seeks compensation in an unspecified amount which the Company estimates, based upon Plaintiff's allegations, to approximate $500,000. Plaintiff also seeks exemplary damages, as well as attorneys' fees, costs, and pre-judgment and post-judgment interest.

      The Company has answered the Complaint in this matter, and has noticed plaintiff's deposition. The Company believes that it has meritorious defenses to the Vorm Action and intends to defend it vigorously. Given the stage of the proceedings, the fact that the ultimate outcome will depend upon the resolution of disputed issues of fact and law and the inherent uncertainties of litigation such as this, it is not possible at this time to predict the ultimate outcome of the matter with any degree of certainty, although based on information presently known to management, the Company does not believe that the ultimate resolution of this lawsuit will have a material adverse effect upon the financial condition or results of operations of the Company.

      The Company is involved in routine litigation arising in the ordinary course of business, and, while the results of such proceedings cannot be predicted with certainty, the Company believes that the final outcome of the proceedings will not be material.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.

                                   PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

      (a) Market Information. Since its initial public offering in November 1995, the Common Stock has traded on the NASDAQ National Market System under the symbol "RTEC." The following table sets forth, for the periods indicated, the high and low sale prices for the Common Stock as reported by the NASDAQ National Market System.

                  Quarter Ended                 High        Low
                  -------------                 ----        ---
                  January 1, 1996*              17 1/8      9
                  April 1, 1996                 15          6 1/2

                  June 30, 1996                 15 1/8      8 1/4
                  September 30, 1996            12 1/8      5 1/2
                  December 31, 1996              6 7/8      2 3/16
                  March 31, 1997                 5 5/8      2 3/16

            (*) Quotations from November 7, 1995, the date of the Company's initial public offering.

      (b) Holders. As of June 16, 1997, there were approximately 203 holders of record of the Company's Common Stock.

      (c) Dividends. The Company has never paid any dividends on its Common Stock and does not anticipate paying any dividends in the foreseeable future. The Company currently intends to retain its earnings, if any, to finance the development of its business. Any future dividend policy will be determined by the Company's Board of Directors based upon conditions then existing, including the Company's earnings, financial condition and capital requirements, as well as such economic and other conditions as the Board of Directors may deem relevant at the time.

ITEM 6.     SELECTED CONSOLIDATED FINANCIAL DATA

      The Selected Consolidated Financial Data for Ross Technology, Inc. and subsidiary set forth below is derived from, and should be read in conjunction with, the Company's Consolidated Financial Statements, including the Notes thereto, beginning at page F-1, and Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations.

ROSS TECHNOLOGY, INC. AND SUBSIDIARY

SELECTED CONSOLIDATED FINANCIAL DATA

                                      PREDECESSOR COMPANY (1)                        COMPANY (2)
                                    ----------------------------                     -----------
                                                  PERIOD FROM     PERIOD FROM JULY
                                     YEAR ENDED   DECEMBER 29,       28, 1993 TO
                                    DECEMBER 28,    1992 TO            APRIL 4,      YEAR ENDED        YEAR ENDED      YEAR ENDED
                                       1992      JULY 27, 1993           1994       APRIL 3, 1995    APRIL 1, 1996   MARCH 31, 1997
                                    -----------  -------------     ---------------  -------------    -------------   --------------
                                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Net sales                           $ 38,145         $ 7,023           $ 10,373         $ 39,021        $100,805        $ 83,104
Gross profit (loss)                   18,142             301              1,605           12,293          46,884         (24,847)

Income (loss) from operations         (2,272)         (9,202)           (21,222)          (8,939)         19,317         (84,280)

Income (loss) before income taxes     (2,240)         (9,223)           (21,515)         (10,581)         17,843         (85,752)

Net income (loss)                   $ (1,478)        $(7,641)           (21,515)         (10,669)         18,160         (86,705)

Net income (loss) per common
 share (3)                                                             $  (2.92)        $  (1.47)       $   0.83        $  (3.71)

Weighted average common
and common equivalent
shares outstanding(3)                                                     7,356            7,356          20,880           23,396


                                     PREDECESSOR  COMPANY                                COMPANY
                                   ------------------------                              -------
                                   DECEMBER 28,     JULY 27,           APRIL 4,          APRIL 3,        APRIL 1,        MARCH 31,
                                      1992            1993               1994              1995           1996             1997
                                   ------------     -------            --------         ----------      --------        ----------
                                                                         (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents           $    316         $   457           $  2,458         $  1,936        $ 17,941        $   2,811
Working capital (deficit)              1,881          (1,791)           (15,581)         (25,932)         44,336          (37,977)
Total assets                          14,883           9,363             24,069           39,489          97,893           54,819
Notes payable                             --           4,000             20,500           36,344              --           43,500
Accumulated deficit                   (1,478)         (9,119)           (21,515)         (32,184)        (14,856)        (101,561)
Total stockholders's equity
(deficit)                           $  8,352         $ 1,638           $ (3,615)        $(14,284)       $ 66,274        $ (20,225)


      (1) References to the "Predecessor Company" refer to ROSS prior to its acquisition by Fujitsu.

      (2) Effective July 28, 1993, the Company's fiscal year was changed to end on the Monday closest to March 31 to coincide with the fiscal year of its parent, Fujitsu. As used in this Annual Report, "fiscal 1995," "fiscal 1996" and "fiscal 1997" refer to the Company's fiscal years ended April 3, 1995, April 1, 1996, and March 31, 1997, respectively. The Company's operating results for fiscal 1997 are included in Fujitsu's consolidated financial statements for Fujitsu's "fiscal 1996." Under Japanese convention, the fiscal year is denominated by the calendar year in which the fiscal year commences; under United States convention it is denominated by the calendar year in which the fiscal year ends. Thus the Company's "fiscal 1997" and Fujitsu's "fiscal 1996" both refer to the year ended March 31, 1997.

      (3) See Note 1 of Notes to Consolidated Financial Statements for an explanation of the computation of net income (loss) per common share. The Predecessor Company's net income (loss) per common share for the periods ended prior to the Fujitsu Acquisition is not comparable to subsequent periods due to the different capitalization of the Predecessor Company and, therefore, has not been presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  The following tables set forth, in dollars and as a percentage of net sales, the historical results of operations for the fiscal year ended April 3, 1995 ("fiscal 1995"), the fiscal year ended April 1, 1996 ("fiscal 1996"), and the fiscal year ended March 31, 1997 ("fiscal 1997").


                                    FISCAL          FISCAL          FISCAL
                                     1995            1996            1997
                                   ---------      ----------      ----------
                                               (IN THOUSANDS)

STATEMENT OF OPERATIONS DATA:
Net sales ......................     $  39,021      $  100,805      $   83,104
Cost of sales ..................        26,728          53,921         107,951
                                     ---------      ----------      ----------
  Gross profit (loss) ..........        12,293          46,884         (24,847)
                                     ---------      ----------      ----------
Operating expenses:
  Research and development,
    net ........................        13,154          15,906          24,659
  Selling, general and
    administrative .............         5,143          10,495          31,137
  Acquisition of in-process
    R&D ........................         1,821              --              --
  Amortization of goodwill .....         1,114           1,166           3,637
                                     ---------      ----------      ----------
  Total operating expenses .....        21,232          27,567          59,433
                                     ---------      ----------      ----------
Income (loss) from operations...        (8,939)         19,317         (84,280)
Interest income (expense),
    net ........................        (1,642)         (1,474)         (1,472)
                                     ---------      ----------      ----------
Income (loss) before
  income taxes .................       (10,581)         17,843         (85,752)
Income tax provision
  (benefit) ....................            88            (317)            953
                                     ---------      ----------      ----------
Net income (loss) ..............     $ (10,669)     $   18,160      $  (86,705)
                                     =========      ==========      ==========

                         (As a percentage of net sales)

Net sales ......................         100.0           100.0           100.0
Cost of sales ..................          68.5            53.5           129.9
                                     ---------      ----------      ----------
  Gross profit (loss) ..........          31.5            46.5           (29.9)
                                     ---------      ----------      ----------
Operating expenses:
  Research and development .....          33.7            15.8            29.7
  Selling, general and
    administrative .............          13.2            10.4            37.5
  Acquisition of in-process
    R&D ........................           4.7              --              --
  Amortization of goodwill .....           2.9             1.2             4.3
                                     ---------      ----------      ----------

  Total operating expenses .....          54.5            27.4            71.5
                                     ---------      ----------      ----------

Income (loss) from operations ..         (23.0)           19.1          (101.4)
Interest income (expense),
  net ..........................          (4.2)           (1.5)           (1.8)
                                     ---------      ----------      ----------
Income (loss) before
  income taxes .................         (27.2)           17.6          (103.2)
Income tax expense
  (benefit) ....................           0.2            (0.3)            1.1
                                     ---------      ----------      ----------
Net income (loss) ..............         (27.4)           17.9          (104.3)
                                     =========      ==========      ==========

      General Overview - 1997. In 1997 the Company recorded a $44.1 million charge against cost of goods sold relating to a reduction in the value of its microprocessor-related and other inventory, primarily due to obsolescence. In addition sales of the Company's products in aggregate declined from approximately $30.9 million in the first quarter of the year to approximately $11.5 million in the fourth quarter of the year. The reduction in sales was primarily attributable to a reduction in orders from the Company's primary customer and to changes in executive and sales personnel, which diminished the Company's ability to both sell its products and monitor credit and collections. The Company's inability to monitor credit and collections resulted in a charge of $16.5 million for accounts receivable write-offs. The reduction in the level of sales resulted in an increase in the manufacturing overhead associated with parts assembled by the Company, reducing the Company's gross profit margin. The aggregate losses incurred by the Company were funded by bank loans guaranteed by Fujitsu. As a result of the losses and the deterioration of the Company's financial condition and liquidity, remaining goodwill of approximately $2.5 million was written off and a valuation reserve of approximately $27.9 million was established against the Company's deferred tax asset. During the third quarter, the Company's Chief Financial Officer resigned, and during the fourth quarter, the Company's Chairman, President, Chief Executive Officer and founder resigned. Subsequent to year end the Company hired a President and Chief Executive Officer, a Chief Financial Officer, and a Vice President of Sales. Subsequent to year end, the Company received assurances from Fujitsu that "In accordance with our plan for ROSS Technology, we (Fujitsu) are ready to provide the necessary trading through debt guarantees or other types of financing for ROSS Technology not to incur cash flow shortages through April 1, 1998."

      Net Sales. Net sales decreased to $83.1 million in fiscal 1997 from $100.8 million in fiscal 1996, which increased from $39.0 million in fiscal 1995. The decrease in net sales from 1996 to 1997 is primarily attributable to a decrease in sales to OEM microprocessor chip customers reflecting the lack of a major design win for its leading edge Colorado 4 microprocessor products; turnover in sales and executive management; and to a lack of new products to match Sun's introduction of 64-bit products. The increase in net sales from fiscal 1995 to fiscal 1996 resulted primarily from increases in unit volumes of the Company's 100 MHz and 125 MHz hyperSPARC products and introduction and increasing sales of the Company's 150 MHz 512 kilobyte cache and 142 MHz one megabyte cache products to OEM customers. In addition, the Company's ability to ship product was significantly enhanced throughout fiscal 1996 as a result of improved manufacturing yields over fiscal 1995. In 1997 the Company entered the systems market for workstations and servers in addition to its traditional business of providing microprocessor components. Sales of such systems were below the Company's expectations.

      During fiscal 1997, 66% of the Company's net sales were derived from OEM customers (with Sun, Fujitsu and other OEMs accounting for 28%, 22%, and 16%, respectively, of total net sales). During fiscal 1996, 81% of the Company's net sales were derived from OEM customers (with Sun, Fujitsu and other OEMs accounting for 45%, 19% and 17%, respectively, of total net sales) and 19% from upgrade customers. During fiscal 1995, by comparison, 72% of net sales were derived from OEM customers (with Sun, Fujitsu and other OEMs accounting for 26%, 19% and 27%, respectively, of total net sales) and 28% from upgrade customers. The change in OEM sales mix for fiscal 1997 resulted from reduced demand from Sun and the Company's diversification into other markets, including the systems market. The change in OEM sales mix for fiscal 1996 resulted from the introduction of the high-end 150 MHz hyperSPARC and the resultant design wins at Sun and Fujitsu. The change in OEM sales mix for fiscal 1995 resulted from the introduction of the 100 MHz hyperSPARC and the subsequent design wins at Sun and Fujitsu. In addition, the Company continued to develop its upgrade business during fiscal 1995. Because Sun and Fujitsu currently account for a significant percentage of the Company's net sales, a loss of either of these companies as a significant customer could have a material adverse effect on the Company's business and operating results.

      Gross Profit (Loss). The Company's gross profit as a percentage of net sales decreased to a loss of 29.9% in fiscal 1997 from a profit 46.5% in fiscal 1996, which was an increase from a profit of 31.5% in fiscal 1995. This decrease is primarily the result of a $38.9 charge for the write-down of inventory associated with lower speed microprocessor chips and associated semiconductors and MBus modules, including routine price degradation on older products; and to reductions in the valuation of inventory associated with workstation and server products which were ordered in anticipation of customer acceptance, which did not materialize to the degree anticipated by the Company, as well as a $5.2 million charge for the costs to cancel excess inventory purchase orders. In addition gross profit was adversely affected by the Company's lack of new, higher-margin microprocessor and upgrade subsystem products, and also by an increase in manufacturing overhead associated with the assembly of fewer units in the later quarters of 1997 in a larger manufacturing space occupied during the fourth quarter of 1996. The improvement in gross profit margins in fiscal 1996 compared to fiscal 1995 is primarily attributable to several factors relating to both net sales and cost of sales. As a result of the Company's introduction of the 150 MHz hyperSPARC and the subsequent design wins at Sun and Fujitsu, net sales in fiscal 1996 increased 158% over fiscal 1995. With respect to net sales, in the early stages of their product life cycles, high performance products such as the 150 MHz hyperSPARC typically carry higher average selling prices and, consequently, higher gross profit. Furthermore, gross profit was adversely impacted during the first two quarters of fiscal 1995 because the Company was required to significantly decrease the prices of its existing products (which were at the end of their life cycle) to maintain market presence. As a result of the Company's introduction of the 100 MHz and 125 MHz hyperSPARC products, as well as significant design wins from Sun and Fujitsu, the Company was able to increase its average selling prices in the second half of fiscal 1995 and first half of fiscal 1996. Furthermore, the introduction and sale of 150 MHz hyperSPARC products during the third quarter of fiscal 1996 enabled the Company to again increase its average selling prices in the second half of fiscal 1996. With respect to cost of sales, improving manufacturing yields from the Company's wafer supplier during fiscal 1996 had a positive impact on the Company's unit costs. Unit costs also declined in fiscal 1996 due to significant volume increases which resulted in increased efficiency and utilization of fixed manufacturing costs. Gross profit was also helped in fiscal 1996 by the continued contribution from upgrade products, which typically generate higher selling prices and gross profit than products sold to Sun, Fujitsu and other OEM customers.

      Research and Development. Research and development ("R&D") expense includes costs associated with the definition, design and development of new products. R&D expenses increased to $24.7 million (29.7% of sales) in fiscal 1997 from $15.9 million (15.8% of sales) in fiscal 1996, which was an increase from $13.2 million (33.7% of sales) in fiscal 1995. The increase in R&D expenses was primarily attributable to the addition of new personnel and related overhead in the areas of new product design, new product development and increased pre-production cost associated with qualifying new generation microprocessor products for production, and for new personnel and related overhead and outside contractor expenses for new product design and development related to the Company's Colorado 5 hyperSPARC and next generation Viper microprocessor designs. In 1997 $2 million of payments from Fujitsu pursuant to a development agreement were applied against R&D expenses. The Company believes that its R&D activities are crucial to its future success and, therefore, expects R&D expense to continue to rise in dollar terms, and potentially as a percentage of sales.

      Selling, General and Administrative. Selling, general and administrative ("SG&A") expenses increased to $31.1 million (37.5% of sales) in fiscal 1997 from $10.5 million (10.4% of sales) in fiscal 1996, which was an increase from $5.1 million (13.2% of sales) in fiscal 1995. The increase in SG&A expenses during fiscal 1997 was primarily attributable to approximately $16.5 million in write-offs and increase in reserves associated with uncollectable accounts and also to increases in legal and consulting expenses relating to the negotiation of significant contracts and the hiring of new executive management and to increased expenses relating to advertising and promotion. In 1996 and 1997 the Company also experienced increased fees and expenses relating to its reporting obligations and other responsibilities as a publicly-held company. The increase in SG&A expenses during fiscal 1996 was primarily attributable to the Company's expansion of its sales and marketing staff and an increase in advertising activity in connection with the Company's efforts to expand its OEM market share and build sales of upgrade products. The Company expects that its SG&A expense will decrease from fiscal 1997 levels in both dollar terms and as a percentage of net sales, primarily due to the unusual amount of delinquent accounts receivable recorded in SG&A expense in fiscal 1997, partially offset by an increase in sales-related employees.

      Acquisition of In-Process Research and Development. The acquisition of the assets of PeQuR in fiscal 1995 resulted in an allocation of $1.8 million of the purchase price to in-process R&D which was expensed in fiscal 1995.

      Amortization of Goodwill. Goodwill of $6.5 million arose in connection with the Company's acquisition by Fujitsu in 1993 and $0.6 million arose from the acquisition of the assets of PeQuR by RCC. These amounts are amortizable over six years resulting in $1.2 million of amortization in fiscal 1996 and $1.1 million in fiscal 1995. During the fourth quarter of fiscal 1996, the Company transferred its entire interest in RCC to Fujitsu resulting in the removal of $0.5 million of goodwill related to the acquisition of the assets of PeQuR. In fiscal 1997 the Company amortized the remainder of the goodwill ($2.5 million) after reviewing its value in light of the losses incurred by the Company in fiscal 1997 and cash flow projections.

      Net Interest Expense. Net interest expense of $1.5 million in fiscal 1997 was approximately equal to the $1.5 million of net interest expense in fiscal 1996 (net of $.5 million in interest income) and $1.6 million in fiscal 1995. In the fourth quarter of fiscal 1996 the Company used $35.5 million of the proceeds of its initial public offering to retire the outstanding balance under its line of credit with Dai-Ichi Kangyo Bank (DKB). In fiscal 1997 the Company again borrowed under a New Credit Facility with DKB. See "Liquidity and Capital Resources."

      Income Tax Expense. In fiscal 1997 the Company incurred a significant loss. Based on the Company's losses in fiscal 1997 and its continuing losses in the first quarter of fiscal 1998, the Company determined that it was more likely than not that it would not be able to use its entire income tax benefit in subsequent years. The Company also determined that it could not reasonably forecast the amount of such benefit it could use due to the significant changes being made with respect to its management and products. Accordingly, the Company applied a reserve of approximately $27.9 million against its deferred income tax asset. As of April 1, 1996, the Company had completely utilized its net operating loss carryforwards to that point for federal income tax purposes and, as a result, began accruing and paying regular federal income taxes. Current income tax expense for fiscal 1996 was $1.9 million. Due to timing differences between book income and tax income, the Company recognized a deferred tax benefit of $2.2 million for book purposes during fiscal 1996. During the fourth quarter of fiscal 1995, the Company began accruing and paying federal taxes as a result of the corporate alternative minimum tax.

      Future Operating Results. The Company's financial condition deteriorated significantly during fiscal 1997, and at the end of the year, the Company was continuing to experience significant losses from operations. Subsequent to the end of fiscal 1997, the Company hired a new senior management team to assess the Company's business and to implement changes necessary to restore the Company to a sound financial condition. The Company depends solely upon its parent, Fujitsu Limited, for additions to capital necessary to continue its operations. While Fujitsu has stated that, "In accordance with our plan for ROSS Technology, we (Fujitsu) are ready to provide the necessary funding through debt guarantees or other types of financing for ROSS Technology not to incur cash flow shortages through April 1, 1998", there can be no assurances that the Company will not in the future require capital in addition to that committed by Fujitsu. See "Liquidity and Capital Resources."

      The Company's operating results have in the past and may in the future vary due to a number of factors, including market acceptance of new or enhanced versions of the Company's products, the Company's success in entering new markets, the timing and extent of product development costs, changes in the mix of products sold and in the mix of sales by distribution channel, competitive pricing pressures, anticipated decreases in unit average selling prices of the Company's products, availability and cost of products (particularly silicon wafers) from the Company's suppliers, fluctuations in manufacturing yields, the gain or loss of significant customers, new product introductions by the Company or the Company's competitors, the competitiveness of the SPARC architecture and the timing of significant orders, order cancellations or rescheduling, all as more fully described in the Company's Registration Statement on Form S-1 which became effective November 6, 1995, and the Final Prospectus of the same date, and in the Company's subsequent SEC Reports. Any unfavorable change in the foregoing or other factors could have a material adverse effect on the Company's business, operating results and financial condition.

      The Company operates in an industry characterized by increasing competition, rapidly changing technology, and increasingly aggressive pricing. As a result, the Company's future operating results will depend to a considerable extent on its ability to rapidly and continuously, develop and introduce new microprocessor technologies that offer its customers enhanced performance at competitive prices. The development of new high-performance computer products is a complex and uncertain process requiring high levels of innovation from the Company's designers and suppliers, as well as accurate anticipation of customers' requirements and technological trends. The Company is also increasingly dependent on the ability of its suppliers to design, manufacture, and deliver advanced components required for the timely introduction of new products. The failure of any of these suppliers to deliver components on time or in sufficient quantities, or the failure of any of the Company's designers to develop advanced innovative products on a timely basis, could result in significant adverse impact on the Company's operating results.

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

      The Company is currently involved in a significant effort to diversify its product lines and sources of revenue. In fiscal 1996 and prior years, substantially all of the Company's revenues were derived from sales of microprocessor chips, associated semiconductors and MBus modules. In the second quarter of fiscal 1997, the Company shipped hyperSTATION motherboards and systems in volume, which was the first time that the Company had engaged in commercial sales of board and system products. The Company intends to pursue and expand its board and systems businesses, which will focus on performance- and value-enhanced products incorporating the SPARC-industry-standard V8 architecture. The Company also intends to continue its microprocessor chip and MBus module businesses.

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

      As noted above, the Company has recently experienced lower than expected demand for a number of its products, especially its lower speed microprocessor chips and associated semiconductors and MBus modules, as well as routine price degradation on older products. These trends are continuing and are expected to continue for the foreseeable future.

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

      Sales to Sun, historically the Company's largest OEM customer, have varied substantially on a year-to-year and quarter-to-quarter basis over the periods since fiscal 1991. As previously advised, the Company anticipates that sales to Sun will continue to fluctuate significantly in the future. The Company continues to pursue sales to Sun of its current and future microprocessor products, but there can be no assurance that the Company will achieve any future design wins with Sun.

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

      Although the Company is taking actions to improve operating margins, it is anticipated that gross profit will continue to remain under pressure for the foreseeable future due to a variety of factors, including lower margins for system products, continued industry-wide pricing pressures, increased competition, and compressed product life cycles.

      R&D expenses are expected to increase, reflecting pre-production qualification of the Colorado 5 hyperSPARC microprocessor and new product design and development related to the Viper generation of microprocessors that the Company expects to introduce in 1999. The Company expects that the level of SG&A expenses will vary depending upon the overall sales effort undertaken and the Company's distribution strategies. Although R&D and SG&A expenses can be reduced over time if the Company's revenues are less than anticipated, the Company believes that it is building an infrastructure that is critical to the Company's future success and that represents a long-term investment in the Company's future. Therefore, as in the recent past, the Company may decide to undertake such expenses even if the result would be an increase in such categories of expense as a percentage of net sales in a given fiscal quarter or for a fiscal year as a whole.

      The Company expects interest expenses to be substantially higher on a quarterly basis during fiscal 1998 as a result of the Company's increased borrowing requirements. See "Liquidity and Capital Resources."

      The Company has lost a number of executives, engineers and other employees due to voluntary resignations. The loss of executives and other key employees has negatively affected the overall quality and depth of the Company's staff infrastructure and its management and accounting controls. The Company is seeking to remedy these shortcomings as a priority matter through new hiring and the use of consultants and outside contractors. However, the impaired infrastructure and controls may have a material adverse effect on the Company's business, results of operations and financial condition. The Company has recently filled key management positions, including a Chief Executive Officer and President, a Chief Financial Officer, a Vice President of Sales and other key positions in sales, product engineering, finance and accounting. Given the Company's recent performance and financial condition, hiring staff is difficult.

      Although no decisions have been made, the Company anticipates that it may need to implement additional incentive compensation programs in order to attract and retain key employees and to motivate employees.

LIQUIDITY AND CAPITAL RESOURCES

      The Company experienced significant negative cash flows during fiscal 1997 and at the end of that year had negative working capital and negative stockholders' equity. The Company is dependent on its parent company, Fujitsu, for its capital requirements. In November 1996 the Company established a "New Credit Facility" with Dai-Ichi Kangyo Bank, Limited ("DKB") for a maximum of $25 million; in February 1997 such New Credit Facility was increased to a maximum of $50 million. The New Credit Facility expires on December 31, 1997, as a result of an extension in June 1997, and is guaranteed by Fujitsu. At March 31, 1997, and June 30, 1997, the amounts outstanding under the New Credit Facility were $43.5 and $50.0 million, respectively. On June 18, 1997, the Company received a commitment from Fujitsu that, "In accordance with our plan for ROSS Technology, we (Fujitsu) are ready to provide the necessary funding through debt guarantees or other types of financing for ROSS Technology not to incur cash flow shortages through April 1, 1998." Accordingly, the Company believes that it will have adequate capital for its business through April 1, 1998. However, there can be no assurance that the Company will not experience negative cash flow from operations and the Company may in the future be required to seek additional external sources of financing for its operating needs. There can be no assurance that additional capital, including capital from bank borrowings, will be available on terms favorable to the Company, if at all, or that Fujitsu would be willing to provide additional loan guarantees, equity infusions or other financial assistance to the Company in the future. To the extent that additional capital is raised through the sale of additional equity or convertible debt securities, the issuance of such securities would likely result in substantial dilution to the

Company's then existing stockholders. In view of its position as the Company's controlling stockholder, Fujitsu's concurrence is necessary for the issuance of any additional debt or equity financing by the Company. The Company's failure to obtain sufficient additional financing could make it impossible for it to continue operations, force the Company to seek protection under Federal bankruptcy law and/or affect the Company's listing on the NASDAQ National Market.

      The Company's principal source of liquidity as of March 31, 1997, consisted of $2.8 million of cash and cash equivalents and $6.5 million of unused credit availability pursuant to its loan with DKB. As of March 31, 1997, the Company had negative working capital of $38.0 million, an accumulated deficit of $101.6 million, and stockholders' deficit of $20.2 million.

      During fiscal 1997 the Company extended payment terms with many suppliers in order to increase the availability of on-hand cash. As a result the Company experienced difficulty in procuring inventory and subcontract manufacturing services from some suppliers. At the present time the Company is not in compliance with the agreed payment terms with many of its suppliers and there can be no assurance that such suppliers will continue to ship supplies to the Company if the Company does not comply with such terms.

      During fiscal 1997, operating activities used cash of $52.5 million, compared with generating $2.6 million of cash in fiscal 1996, due primarily to a net loss of $86.7 million in fiscal 1997 compared with net income of $18.2 million in fiscal 1996. Net inventory decreased $16.0 million as a result of write-downs for obsolete and slow moving inventory. Accounts payable increased $9.6 million due to the Company's taking longer to pay amounts due. The Company's payable to Fujitsu decreased $14.9 million due primarily to payment of overdue invoices.

      The Company's investing activities in fiscal 1997 used $6.3 million of cash, a decrease from approximately $13.3 million for fiscal 1996. The higher amount in fiscal 1996 was primarily attributable to the Company's occupying a larger manufacturing facility, resulting in associated higher equipment and leasehold improvement costs.

      Cash generated by financing activities increased by $17.1 million to $43.7 million in fiscal 1997 from $26.6 million in fiscal 1996. In fiscal 1997 the Company borrowed $43.5 million under the New Credit Facility from DKB. In fiscal 1996 the Company completed its initial public offering, which generated $64.3 million and was used in part to repay the original DKB credit facility of $35.5 million.

      During the fourth quarter of fiscal 1996, the Company repaid the outstanding principal amount of $35.5 million under its revolving line of credit with DKB using proceeds from the Company's initial public offering on November 7, 1995. From July 1993 to November 7, 1996, all of the Company's bank borrowings were pursuant to the DKB Credit Facility. The DKB Credit Facility expired upon repayment. All of the Company's current borrowings are pursuant to the New Credit Facility.

      The Company's payment terms with Fujitsu for purchases of silicon wafers and MDPs are longer than those generally available from other suppliers. Although the Company believes that such payment terms will not change in the near future, there can be no assurance that Fujitsu will continue to extend such favorable payment terms to the Company. Shorter payment terms would increase the Company's cash requirements.

      The Company anticipates that total payments under all operating leases currently in place will be approximately $1.8 million and $1.0 million for each of fiscal 1998 and 1999, respectively. These leases primarily cover the Company's existing administrative and test facilities.

      The Company intends to incur additional capital expenditures of approximately $8 million during the next 12 months, principally for computer hardware and software, lab equipment and general office equipment and furnishings.

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

      Based on the commitment from Fujitsu and the Company's current operating plan, the Company believes that its cash requirements will be met through April 1, 1998. Beyond that time, the Company may require additional equity or debt financing. There can be no assurance that additional capital, including capital from bank borrowings, will be available on terms favorable to the Company, if at all. To the extent that additional capital is raised through the sale of additional equity or convertible debt securities, the issuance of such securities could result in additional dilution to the Company's stockholders. Moreover, the Company's cash requirements may vary materially from those now planned because of changes in the Company's business or capital expenditure plans, product plans or technology roadmap, changes in the Company's level of product and manufacturing integration, results of research and development, relationships with suppliers and customers, changes in the focus and direction of the Company's research and development programs, competitive and technological advances, the level of working capital required to sustain planned growth, operating results (including the extent and duration of operating losses), facilities, employment matters, and other factors.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The Consolidated Financial Statements of ROSS Technology, Inc. and Subsidiary, and the report of independent auditors, are listed at Item 14 and are included beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Information regarding directors and executive officers of the Registrant is incorporated by reference from the sections entitled "Election of Directors" and "Executive Officers of the Company" in the Proxy Statement for the Registrant's 1997 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

   The information required by this item is incorporated by reference from the sections entitled "Certain Information Concerning the Board of Directors and its Committees" and "Executive Compensation" in the Proxy Statement for the Registrant's 1997 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information required by this item is incorporated by reference from the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement for the Registrant's 1997 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by this item is incorporated by reference from the sections entitled "Executive Compensation" and "Certain Relationships and Related Transactions" in the Proxy Statement for the Registrant's 1997 Annual Meeting of Stockholders.

                                 PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1) and (2) Financial Statements and Schedules

          Index to Financial Statements                                    F - 1

         All other schedules for which provision is made in the applicable rules and regulations of the Securities and Exchange Commission have been omitted as the schedules are not required under the related instructions, are not applicable, or the information required thereby is set forth in the consolidated financial statements or notes thereto.



    (3)     Exhibits

   Exhibit
     No.                         Description
   -------                       -----------
   3.1-       Restated Certificate of Incorporation of Registrant*

   3.2-       Restated By-Laws of the Registrant*

   4.1-       Specimen of Common Stock Certificate**

   4.2-       Stock Purchase Warrant issued by the Registrant to Sun
              Microsystems, Inc.*

   10.1-      Stock Option Plan and Restricted Stock Purchase Plan 2.0**

   10.2-      Form of Incentive Stock Option Agreement for options granted under
              Stock Option and Restricted Stock Purchase Plan 2.0 prior to
              August, 1995, to employees hired before June 28, 1993**

   10.3-      Form of Incentive Stock Option Agreement for options granted under
              Stock Option and Restricted Stock Purchase Plan 2.0 prior to
              September, 1995, to employees hired on or after June 28, 1993**

   10.4-      Form of Incentive Stock Option Agreement for options granted under
              Stock Option and Restricted Stock Purchase Plan 2.0 prior to
              September, 1995, to employees hired on or after January 1, 1995**

   10.5-      Employment Agreement of Roger Ross**

   10.6-      Employment Agreement of Mitchell Alsup**

   10.7-      Employment Agreement of Trevor Smith**

   10.8-      Employment Agreement of John Horner**

   10.9- Purchase and Support Agreement, dated January 27, 1995, between the Registrant and SunService Division of Sun Microsystems,
              Inc.**+

   10.10-     Letter dated October 13, 1994, to the Registrant from Sun
              Microsystems, Inc.**+

   10.11-     Contractor Design Agreement, dated July 15, 1995, between the
              Registrant, Fujitsu Limited and PUYALLUP Integrated Circuit
              Company, Inc.**+

   10.12-     Procurement Agreement, dated November 16, 1994, between the
              Registrant and MicroModule Systems**+

   10.13-     Security Agreement, dated December 14, 1994, between the
              Registrant and MicroModule Systems**

   10.14- General SPARC Trademark License Amendment, dated July 1, 1992, between the Registrant and SPARC International**

   10.15- Specific SPARC Trademark License Amendment, dated July 1, 1992, between the Registrant and SPARC International**

   10.16-     Compliance Testing Agreement, dated September 2, 1993, between the
              Registrant and SPARC International**

   10.17-     Software License Agreement, dated April 7, 1995, between the
              Registrant and Fujitsu Limited**

   10.18- Lease Agreement for Office Space, dated May 20, 1991, and first amendment and second addendum thereto, between the Registrant and Texas Commerce Bank, dated January 24, 1992 and June 19, 1992, respectively**

   10.18.1- Second Amendment to Lease Agreement, dated December 7, 1995, between the Registrant and Oak Hill Office Partners, Ltd. ***


   10.18.2- Third Amendment to Lease Agreement, dated April 23, 1996, between the Registrant and Oak Hills Office Partners, Ltd. ***

   10.19-     Commercial Lease Agreement, dated April 30, 1990, between the
              Registrant and Texas Commerce Bank**

   10.20-     Lease Agreement, dated May 19, 1995, between the Registrant and
              Security Capital Industrial Trust**

   10.21- Master Lease Agreement, dated January 25, 1995, with amendments thereto, between the Registrant and Comdisco, Inc.**

   10.22- Purchase and Assignment Agreement, dated January 27, 1995, between the Registrant and Capitol Resource Funding, Inc.**

   10.23- Second Amended and Restated Loan Agreement, dated March 15, 1995, between the Registrant and The Dai-Ichi Kangyo Bank, Limited**

   10.24-     Letter of Guaranty dated February 7, 1995, from Fujitsu Limited to
              The Dai-Ichi Kangyo Bank, Limited**

   10.25- Form of Incentive Stock Option Agreement approved for options granted during and after September, 1995**

   10.26- Form of Nonqualified Stock Option Agreement for options granted during and after September, 1995**

   10.27-     1995 Qualified Employee Stock Purchase Plan**

   10.28-     Securities Purchase Agreement between the Registrant and Sun
              Microsystems, Inc.*

   10.29-     Shareholders Agreement among the Registrant, Roger D. Ross,
              Fujitsu Limited and Sun Microsystems, Inc.*

   10.30-     Indemnity Agreement between the Registrant and Fujitsu Limited*

   10.31-     Form of Indemnity Agreement between the Registrant and certain
              Directors and Officers**

   10.32-     Underwriting Agreement, dated as of November 6, 1995, between the
              Registrant, on the one hand, and Robertson, Stephens & Company, L.P. and Paine Webber Incorporated as representatives of the several underwriters named therein, on the other hand*

   10.33-     Office Lease Agreement, dated February 1, 1996, between the
              Registrant and NationsBank of Texas, N.A. ***

   10.34-     Sublease, dated February 1, 1996, between the Registrant and UHC
              Management Company, Inc. ***

   10.35-     Letter dated December 5, 1995, to the Registrant from Sun
              Microsystems, Inc. ***+

   10.36- Credit Agreement dated as of September 23, 1996, by and among Registrant, The Chase Manhattan Bank and Texas Commerce Bank
              National Association ****

   10.37-     Promissory Note between the Company and The Dai-Ichi Kangyo Bank
              Limited, dated November 18,1996 *****

   10.38-     Letter of Guaranty between Fujitsu Limited and The Dai-Ichi
              Kangyo Bank Limited, dated November 19, 1996*****

   10.39-     Letter Agreement between the Registrant and Francis "Kit" Webster
              III, dated April 1, 1997

   10.40-     Letter Agreement between the Registrant and Frank A. Baffi, dated
              April 12, 1997.

   10.41-     Letter Agreement between the Registrant and Jack W. Simpson, Sr.
              dated May 5, 1997, and associated addendum dated May 13, 1997

   10.42- Amended and Restated Loan Agreement, dated April 24, 1997, by and between Registrant and The Dai-Ichi Kangyo Bank, Limited
              (including form of Promissory Note).

   10.43- Development Agreement, dated as of March 31, 1997, by and between Fujitsu Limited and Registrant++

   10.44- Development Agreement, dated as of June 25, 1997, by and between Fujitsu Limited and Registrant++

   10.45- Loan Agreement dated as of November 15, 1996 by and between Ross Technology, Inc. and The Dai-Ichi Kangyo Bank, Limited

   10.46- Termination and Release Agreement dated as of February 26, 1997 between the Company and The Chase Manhattan Bank******

   10.47- Letter of Guarantee dated February 20, 1997 from Fujitsu Limited to The Dai-Ichi Kangyo Bank, Limited******

   11-        Earnings per share computations

   21-        Subsidiaries of the Registrant

   23-        Consent of KPMG Peat Marwick LLP

   27-        Financial Data Schedule


----------------------

*Incorporated by reference to identically numbered exhibits to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended January 1, 1996.

**Incorporated by reference to identically numbered exhibits to the Registrant's Registration Statement on Form S-1 (Registration No. 33-95878) effective as of November 6, 1995.

***Incorporated by reference to identically numbered exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended April 1, 1996.

****Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1996.

*****Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended December 30, 1996.

******Incorporated by reference to the Registrant's Current Report on Form 8-K dated March 21, 1997.

+Certain portions of this Exhibit were omitted and filed separately with the Securities and Exchange Commission under an application for confidential treatment, which application was granted by the Commission.

++Certain portions of this Exhibit have been omitted and filed separately under an application for confidential treatment.

(b)  Reports on Form 8-K

      A Current Report on Form 8-K was filed on March 21, 1997, and included the resignation of Roger D. Ross, Chairman, President, and Chief Executive Officer of the Company, and the establishment of a $25 million credit facility with Dai-Ichi Kangyo Bank, Limited, guaranteed by Fujitsu.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

June 30, 1997                       ROSS TECHNOLOGY, INC.
                                    a Delaware corporation


                                    By:. /s/ Jack W. Simpson, Sr
                                        ------------------------------------
                                        Jack W. Simpson, Sr.
                                        Director, Chief Executive Officer and
                                        President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                        Title                                     Date
---------                        -----                                     ----
By:  /s/ Fred T. May             Chairman of the Board                     June 24, 1997
   ----------------------------
     Fred T. May

By:  /s/ Francis S. Webster III   Chief Financial Officer                  June 24, 1997
   ----------------------------
     Francis S. Webster III

By:  /s/ Carter L. Godwin         Chief Accounting Officer and             June 24, 1997
   ----------------------------   Corporate Controller
     Carter L. Godwin

By:  /s/ Ryusuke Hoshikawa        Director                                 June 24, 1997
   ----------------------------
      Ryusuke Hoshikawa

By:  /s/ William J. Raduchel      Director                                 June 24, 1997
   ----------------------------
     William J. Raduchel

By:  /s/ Roger D. Ross            Director                                 June 24, 1997
   ----------------------------
     Roger D. Ross

By:  /s/ Masahiro Saida           Director                                 June 24, 1997
   ----------------------------
     Masahiro Saida

By:  /s/ Yasushi Tajiri           Director                                 June 24, 1997
   ----------------------------
     Yasushi Tajiri

By:  /s/ Edward F. Thompson       Director                                 June 24, 1997
   ----------------------------
     Edward F. Thompson

By:  /s/ Seiichi Yoshikawa        Director                                 June 24, 1997
   ----------------------------
     Seiichi Yoshikawa

                      Ross Technology, Inc. and Subsidiary
                   Index to Financial Statements and Schedule

                                                                            Page Number
                                                                            -----------
         Independent Auditors' Report                                          F-2

         Consolidated Balance Sheets as of March 31, 1997 and April 1, 1996    F-3

         Consolidated Statements of Operations for the years ended
         March 31, 1997, April 1, 1996 and April 3, 1995                       F-4

         Consolidated Statements of Stockholders' Equity (Deficit) for the
         years ended March 31, 1997, April 1, 1996 and April 3, 1995           F-5

         Consolidated Statements of Cash Flows for the years ended
         March 31, 1997, April 1, 1996 and April 3, 1995                       F-6

         Notes to Consolidated Financial Statements                            F-7

 2. Financial Statement Schedules

         Schedule II - Valuation and Qualifying Accounts                       F-17

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors
ROSS Technology, Inc.:


We have audited the accompanying consolidated balance sheets of ROSS Technology, Inc. and subsidiary as of March 31, 1997 and April 1, 1996, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the three-year period ended March 31, 1997. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in note 1, the Company is dependent on its Parent, Fujitsu Limited, for its cash and capital requirements.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ROSS Technology, Inc. and subsidiary as of March 31, 1997 and April 1, 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.





                                                      KPMG Peat Marwick LLP




Austin, Texas
June 23, 1997

                              ROSS TECHNOLOGY, INC.
                                 AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                     ASSETS

                                                                    MARCH 31,    APRIL 1,
                                                                      1997         1996
Current assets:
  Cash and cash equivalents ..................................     $   2,811      $ 17,941
  Trade accounts receivable, net (note 4) ....................        11,297        16,207
  Receivable from Fujitsu (note 12) ..........................         3,320         6,780
  Inventory (note 5) .........................................        16,308        32,321
  Prepaid expenses ...........................................         3,331         2,706
                                                                   ---------      --------
          Total current assets ...............................        37,067        75,955
Property and equipment, net (note 6) .........................        17,752        16,119
Deferred tax asset (note 10) .................................            --         2,182
Intangible assets, net (note 7) ..............................            --         3,637
                                                                   ---------      --------

                   Total assets ..............................     $  54,819      $ 97,893
                                                                   =========      ========


                           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Trade accounts payable .....................................     $  19,194      $  9,587
  Accrued liabilities (note 5) ...............................         8,307         3,103
  Payable to Fujitsu (note 12) ...............................         4,043        18,929
  Notes payable (note 8) .....................................        43,500            --
                                                                   ---------      --------

          Total current liabilities ..........................        75,044        31,619
                                                                   ---------      --------
Commitments and contingencies (note 11)

Stockholders' equity (deficit) (note 14):
  Series A preferred stock, $.001 par value,
    75,000 shares authorized, none issued or outstanding .....            --            --
  Common stock, $.001 par value, 100,000
    shares authorized, 23,843 shares issued and 23,522
    outstanding at March 31, 1997, and
    23,421 shares issued and 23,100 outstanding
    at  April 1, 1996 ........................................            23            23
  Additional paid-in capital .................................        82,564        82,358
  Accumulated deficit ........................................      (101,561)      (14,856)
                                                                   ---------      --------
                                                                     (18,974)       67,525
  Less treasury stock, 321 shares, at cost ...................        (1,251)       (1,251)
                                                                   ---------      --------
          Total stockholders' equity (deficit)
            (note 11) ........................................       (20,225)       66,274
                                                                   ---------      --------
          Total liabilities and
            stockholders' equity (deficit) ...................     $  54,819      $ 97,893
                                                                   =========      ========

            See accompanying notes to consolidated financial statements.

                              ROSS TECHNOLOGY, INC.
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                     YEAR ENDED     YEAR ENDED    YEAR ENDED
                                       MARCH 31,       APRIL 1,      APRIL 3,
                                           1997           1996          1995
                                      ---------      ---------      --------
Net sales (note 12) .............     $  83,104      $ 100,805      $ 39,021
Cost of sales (note 12) .........       107,951         53,921        26,728
                                      ---------      ---------      --------
  Gross profit (loss) ...........       (24,847)        46,884        12,293
                                      ---------      ---------      --------
Operating expenses:
   Research and development,
     net (note 12) ..............        24,659         15,906        13,154
  Selling, general and
    administrative ..............        31,137         10,495         5,143
  In-process research
    and development (note 3) ....            --             --         1,821
  Amortization of
    intangibles (note 7).........         3,637          1,166         1,114
                                      ---------      ---------      --------
       Total operating expenses .        59,433         27,567        21,232
                                      ---------      ---------      --------
      Income (loss) from
         operations .............       (84,280)        19,317        (8,939)
Other income (expense):
  Interest income ...............            --            527            --
  Interest expense ..............        (1,472)        (2,001)       (1,642)
                                      ---------      ---------      --------
      Income (loss) before
         income taxes ...........       (85,752)        17,843       (10,581)
Income tax expense
  (benefit) (note 10) ...........           953           (317)           88
                                      ---------      ---------      --------
      Net income (loss) .........     $ (86,705)     $  18,160      $(10,669)
                                      =========      =========      ========

Net income (loss)  ..............     $ (86,705)     $  18,160      $(10,669)
Dividends related to
  preferred shares ..............            --           (832)         (176)
                                      ---------      ---------      --------
Net income (loss) applicable
  to common shareholders ........     $ (86,705)     $  17,328      $(10,845)
                                      =========      =========      ========
Net income (loss) per
  common share ..................     $   (3.71)     $    0.83      $  (1.47)
                                      =========      =========      ========
Weighted average common and
  common equivalent shares
  outstanding ...................        23,396         20,880         7,356
                                      =========      =========      ========

          See accompanying notes to consolidated financial statements.

                              ROSS TECHNOLOGY, INC.
                                 AND SUBSIDIARY

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)

                                     SERIES A                                                                         TOTAL
                                  PREFERRED STOCK        COMMON STOCK      ADDITIONAL                             STOCKHOLDERS'
                                 -----------------     -----------------     PAID-IN    ACCUMULATED    TREASURY       EQUITY
                                 SHARES     AMOUNT     SHARES     AMOUNT     CAPITAL      DEFICIT        STOCK       (DEFICIT)
Balances at April 4, 1994        18,000      $ 18       7,200     $    7     $17,875     $ (21,515)     $    --      $ (3,615)
Net loss                             --        --          --         --          --       (10,669)          --       (10,669)
                                 ------      ----       -----     ------     -------     ---------      -------      --------
Balances at April 3, 1995        18,000        18       7,200          7      17,875       (32,184)          --       (14,284)

Conversion of preferred
  stock                         (18,000)      (18)      7,200          7          11            --           --            --

Issuance of common
  stock in initial public
  offering, net of
  offering expenses
  of $1,844                          --        --       5,082          5      64,341            --           --        64,346
Payment of preferred
  stock dividends                    --        --          --         --          --          (832)          --          (832)
Treasury stock received
  through sale of
  subsidiary                         --        --          --         --          --            --       (1,251)       (1,251)
Exercise of stock options            --        --       3,939          4         131            --           --           135
Net income                           --        --          --         --          --        18,160           --        18,160
                                 ------      ----       -----     ------     -------     ---------      -------      --------

Balances at April 1, 1996            --        --      23,421         23      82,358       (14,856)      (1,251)       66,274

Stock issuances under
  employee plans                     --        --         422         --         206            --           --           206
Net loss                             --        --          --         --          --       (86,705)          --       (86,705)
                                 ------      ----       -----     ------     -------     ---------      -------      --------
Balances at March 31, 1997           --   $    --      23,843     $   23     $82,564     $(101,561      $(1,251)     $(20,225)
                                 ======      ====       =====     ======     =======     =========      =======      ========


            See accompanying notes to consolidated financial statements.

                              ROSS TECHNOLOGY, INC.
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                         YEAR ENDED   YEAR ENDED     YEAR ENDED
                                          MARCH 31,     APRIL 1,       APRIL 3,
                                            1997          1996          1995
                                          --------      --------      --------
Cash flows from operating activities:
  Net income (loss) .................     $(86,705)     $ 18,160      $(10,669)
  Adjustments to reconcile
      net income (loss) to
      net cash provided by (used in)
      operating activities:
    Deferred income taxes ...........        2,182        (2,182)           --
    Depreciation ....................        5,077         3,525         2,616
    Amortization of goodwill ........        3,637         1,166         1,114
    Acquisition of in-process
      research and development ......           --            --         1,821
    Gain on disposal of assets ......         (392)           --            --
    Change in assets and
        liabilities:
      Trade accounts receivable .....        4,910        (6,587)       (7,144)

      Receivable from Fujitsu .......        3,460        (4,658)         (912)
      Inventory .....................       16,013       (18,559)       (8,852)
      Prepaid expenses ..............         (625)       (2,305)          503
      Trade accounts payable ........        9,607         2,358         1,918
      Payable to Fujitsu ............      (14,886)       10,919         8,010
      Accrued liabilities ...........        5,204           809          (163)
                                          --------      --------      --------
          Net cash provided
           by (used in) operating
           activities ...............      (52,518)        2,646       (11,758)
                                          --------      --------      --------
Cash flows from investing activities:
   Capital expenditures .............       (6,968)      (13,267)       (2,630)
   Proceeds from disposal of
     assets .........................          650            --            --

  Acquisition of PeQuR
    Technology, Inc. ................           --            --          (271)
  Issuance of note receivable .......           --            --          (372)
                                          --------      --------      --------
         Net cash used in investing
          activities ................       (6,318)      (13,267)       (3,273)
                                          --------      --------      --------
Cash flows from financing
activities:
  Stock issuances under
    employee plans ..................          206           135            --
  Payments on notes payable .........           --       (37,023)         (491)
  Proceeds from borrowings on
    notes payable ...................       43,500            --        15,000

  Proceeds from issuance of
    common stock ....................           --        64,346            --

  Payment of preferred stock
    dividends .......................           --          (832)           --
                                          --------      --------      --------

        Net cash provided by
          financing activities ......       43,706        26,626        14,509
                                          --------      --------      --------

        Net increase (decrease)
          in cash and cash
          equivalents ...............      (15,130)       16,005          (522)
Cash and cash equivalents at
  beginning of year .................       17,941         1,936         2,458
                                          --------      --------      --------
Cash and cash equivalents at end
   of year ..........................     $  2,811      $ 17,941      $  1,936
                                          ========      ========      ========

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:

 Taxes paid .........................     $  1,225      $    997      $    --
 Interest paid .....................      $    458      $  2,001      $ 1,256


            See accompanying notes to consolidated financial statements.

                              ROSS TECHNOLOGY, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

      ROSS Technology, Inc. and subsidiary (the "Company") is an affiliate of Fujitsu Limited ("Fujitsu"), a Japanese corporation. The Company designs, manufactures and markets high performance microprocessor and system products utilizing the SPARC architecture, the dominant RISC architecture. The principal market for the Company's products is the OEM market for computer workstations, primarily in the U.S. and Japan.

Fujitsu owned approximately 60% of the outstanding shares of the common stock of the Company as of March 31, 1997.

In fiscal 1997 the Company incurred an operating loss of approximately $84.3 million, negative working capital of approximately $38 million and cash used in operating activities was approximately $52.5 million, and as of March 31, 1997, stockholders' deficit was approximately $20.2 million. The Company is dependent on its parent, Fujitsu, for its cash and capital requirements. In June 1997, the Company received a letter from Fujitsu stating that, "In accordance with our plan for ROSS Technology, we (Fujitsu) are ready to provide the necessary funding through debt guarantees or other types of financing for ROSS
Technology not to incur cash flow shortages through April 1, 1998."

Summary of Significant Accounting Policies

Principles of Consolidation -- The consolidated financial statements of the Company include the accounts of ROSS Technology, Inc. and its wholly-owned subsidiaries ROSS Semiconductors (Israel), Ltd. and ROSS Computer Corp. ("RCC") (see note 2 for discussion of sale of RCC in 1996). All significant intercompany balances and transactions have been eliminated.

 Accounting Period -- The Company's fiscal year ends on the Monday closest to March 31.

Use of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Significant Accounting Estimates - Inventory and Inventory Purchase Orders - The Company's estimate for lower of cost or market for inventory and the accrual for excess inventory purchase orders are based on the Company's best estimates of product sales prices and customer demand patterns and/or its plans to transition its product mix. However, the Company participates in a highly competitive industry that is characterized by aggressive pricing practices, downward pressures on gross margins, rapid technological advances, continual improvement in product price-performance characteristics, and price sensitivity and changing demand patterns on the part of customers. As a result of the industry's ever-changing and dynamic nature, it is at least reasonably possible that the estimates used by the Company to determine lower of cost or market for inventory amounts and the accrual for excess inventory purchase orders will be materially different from the actual amounts recorded. These differences could result in materially higher or lower than expected inventory costs, which could have a material effect on the Company's results of operations and financial condition in the near term.

Cash Equivalents -- The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Inventory -- Inventory is stated at the lower of cost (principally standard cost which approximates actual cost on a first-in, first-out basis) or market. Provisions are made currently for the difference between the cost and the estimated market value of inventory.

Property and Equipment -- Property and equipment are stated at cost, which approximated fair market value at the date of acquisition. Depreciation on property and equipment is calculated on the straight-line method over the estimated useful lives of the assets which range from three to six years.

Intangible Assets -- Intangible assets consist of goodwill arising in the purchase of the Company by Fujitsu, and, in 1996 and 1995 to RCC's purchase of substantially all of the assets of PeQuR Technology, Inc. ("PeQuR") (see note
2), and are being amortized on the straight-line method over six years. The Company assesses the recoverability of its intangible assets by determining whether the amortization of the intangible asset balance over its remaining life can be recovered through undiscounted projected future cash flows over the remaining amortization period. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows.

Income Taxes -- Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. A valuation allowance is provided for deferred tax assets which are not considered more likely than not to be realized.

The Company files a separate income tax return from Fujitsu, and accordingly it accounts for income taxes as if it were a stand-alone company.

Revenue Recognition -- The Company recognizes revenue when product is shipped to customers. Shipments to distributors are not recognized as revenue until the product is sold by the distributor.

Warranty Expense -- The Company generally offers a one-year warranty on the majority of its products sold. Warranty costs are accrued and expensed when the related product is sold.

Stock Option Plan - Prior to April 2, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On April 2, 1996, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in fiscal year 1996 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of - The Company adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, on April 2, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this Statement did not have a material impact on the Company's financial position, results of operations, or liquidity.

Earnings (Loss) Per Share - Earnings (loss) per share are computed using the weighted average number of common and common equivalent shares outstanding during each period. Common equivalent shares include stock options and convertible preferred shares. For fiscal 1996 and 1995, pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, stock options issued during the twelve months immediately preceding the Company's initial public offering filing date have been included in the calculation of common and common equivalent shares using the treasury stock method and the initial public offering price as if they were outstanding for all periods. The number of shares of common stock and common equivalent shares outstanding for fiscal 1997 was computed on a basis consistent with APB Opinion No. 15. Common stock equivalents resulting from convertible preferred shares and other stock options are excluded during loss periods when their result is anti-dilutive.

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, Earnings Per Share. FASB Statement No. 128 supersedes APB Opinion No. 15, Earnings Per Share, and specifies the computation, presentation, and disclosure requirements for earnings per share ("EPS"). It replaces Primary EPS and Fully Diluted EPS with Basic EPS and Diluted EPS, respectively. Basic EPS, unlike Primary EPS, excludes all dilution while Diluted EPS, like Fully Diluted EPS, reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Statement No. 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. Earlier adoption is not permitted. Basic loss per share calculated in accordance with Statement No. 128 would have been $3.71 for the fiscal year ended March 31, 1997.

Reclassification -- Certain reclassifications have been made to conform prior years data to the current presentation.

(2) ACQUISITION OF ASSETS OF PEQUR TECHNOLOGY, INC. AND SUBSEQUENT DISPOSITION

On January 4, 1995, RCC, then a wholly owned subsidiary of the Company, purchased substantially all of the assets of PeQuR, a company which designs microprocessor support products. The purchase price consisted of amounts to be paid to the stockholders of PeQuR consisting of a promissory note of $1,334,836, future cash consideration of $480,000, legal fees of $270,872 and the forgiveness of a promissory note receivable from PeQuR of $372,000. Through the application of the purchase method of accounting, the $2,457,708 purchase price was allocated based on the estimated fair values of assets purchased, consisting of certain property and equipment and acquired in-process research and development costs (see note 3). The operations of RCC, which were not significant, have been included in the Company's consolidated financial statements from the date of acquisition until its disposition.

On March 26, 1996, the Company transferred all of the outstanding stock of RCC to Fujitsu, for which the Company received 321,429 shares of the Company's common stock from Fujitsu. The Company treated the common stock received as treasury stock and valued it under the cost method. The cost of the treasury stock consisted of approximately $700,000 representing the net book value of non-cash assets transferred to Fujitsu, a consideration payable for $200,000 by the Company to RCC, and liabilities assumed of $351,000. Subsequent to the sale of RCC to Fujitsu, RCC changed its name from ROSS Computer Corp. to Reliance Computer Corporation.

(3) ACQUISITION OF IN-PROCESS RESEARCH AND DEVELOPMENT

In connection with the Company's acquisition of PeQuR, the Company completed an extensive review of the acquired company's existing products, in-process research and development (projects that had not reached technological feasibility), customers, sales channels, sales personnel and financial and other matters in order to determine the fair market value. PeQuR was acquired primarily for its research in-process, and not acquired for its earnings, cash flow and net worth.

Although the Company believed this acquisition would enhance its access to markets and customers, PeQuR's research and development in process were the primary reasons for the acquisition.

The Company's technical staff placed a value of $1,821,000 on PeQuR's projects in process, based on the expected future earnings to be derived from those projects in process. The Company believes that the allocation is reasonable, fair and supported by the facts. The amounts allocated to in-process research and development were expensed immediately after the consummation of the transaction.

(4) TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable consists of the following:

                                                  MARCH 31,      APRIL 1,
                                                      1997          1996
                                                  --------      --------
                                                      (IN THOUSANDS)
         Trade accounts receivable                $ 12,852      $ 18,264
         Less allowance for doubtful accounts       (1,555)       (2,057)
                                                  --------      --------
                                                  $ 11,297      $ 16,207
                                                  ========      ========

The Company recorded a $16.5 million charge to write-off accounts receivable in fiscal 1997. This amount is recorded in selling, general and administrative expenses in fiscal 1997 in the accompanying financial statements.


(5) INVENTORY

   Inventory consists of the following:

                             MARCH 31,   APRIL 1,
                                 1997        1996
                              -------     -------
                                 (IN THOUSANDS)
         Die bank             $ 4,496     $ 6,282
         Work in progress       6,236      20,585
         Finished goods         5,576       5,454
                              -------     -------
                              $16,308     $32,321
                              =======     =======

Die bank inventory, consisting of silicon wafers and cut and tested die, is comparable to raw material inventory in other manufacturing industries. Work in progress inventory includes work in process as well as the Company's inventories of multi-die packages (MDPs) and components and sub-systems to be incorporated into module, board, and system products. Finished goods inventory includes finished module, board and system products as well as MDPs and ASICs offered for sale to OEM customers.

The Company recorded a $38.9 million charge for its write-down of inventory in fiscal 1997. This amount is recorded in cost of sales in fiscal 1997 in the accompanying financial statements. In addition, the Company recorded a $5.2 million accrual for the costs to cancel excess inventory purchase orders.
This amount is recorded in accrued liabilities and cost of sales in fiscal 1997 in the accompanying financial statements.

(6) PROPERTY AND EQUIPMENT

   Property and equipment consists of the following:

                                                  MARCH 31,      APRIL 1,
                                                      1997          1996
                                                  --------      --------
                                                    (IN THOUSANDS)
         Buildings and leasehold improvements     $  2,699      $  2,127
         Equipment and tooling                      19,706        18,005
         Software                                    5,634         3,102
         Furniture and fixtures                        685           454
                                                  --------      --------
                                                    28,724        23,688
         Less accumulated depreciation             (10,972)       (7,569)
                                                  --------      --------
                                                  $ 17,752      $ 16,119
                                                  ========      ========

(7) INTANGIBLE ASSETS

   Intangible assets consists of the following:


                                          MARCH 31,     APRIL 1,
                                              1997         1996
                                           -------      -------
                                              (IN THOUSANDS)
         Goodwill                          $ 6,530      $ 6,530
         Less accumulated amortization      (6,530)      (2,893)
                                           -------      -------
                                           $    --      $ 3,637
                                           =======      =======

During 1997, the Company determined that projected future cash flows did not support the goodwill amount and amortized the remainder of the goodwill in 1997.

(8) NOTES PAYABLE

   Notes payable consists of the following:

                                               MARCH 31,   APRIL 1,
                                                   1997       1996
                                               --------    -------
                                                    (IN THOUSANDS)
     Notes payable to bank                       $43,500    $    --
                                                 =======    =======

The notes payable to a bank at March 31, 1997, were outstanding under a $50,000,000 revolving credit facility with a bank, due June 30, 1997 (since extended to December 31, 1997). Interest accrues at the bank's quoted rate (5.8% at March 31, 1997). The notes payable are guaranteed by Fujitsu.

(9) FAIR VALUE OF FINANCIAL INSTRUMENTS

The following method and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate value:

Receivables, Accounts Payable, Accrued Liabilities, Payable to Fujitsu and Notes Payable - The carrying amount approximates fair value because of the short maturity of these instruments.

(10) INCOME TAXES

A net income tax provision of $953,000 was recorded for the year ended March 31, 1997. The tax provision consists of a current income tax benefit of $1,229,000 and deferred tax expense of $2,182,000. The current income tax benefit is the net of $1,300,000 attributable to a carryback of net operating loss to the year ended April 1, 1996, and $71,000 of state taxes due for fiscal 1997. The deferred tax expense resulted from the re-establishment of the April 1, 1996, valuation allowance of $2,182,000 for the deferred tax asset. The net operating loss carryback to the year ended April 1, 1996, resulted in an alternative minimum tax credit.

For the year ended April 1, 1996, a $317,000 income tax benefit was recorded, which consisted of current and deferred Federal income tax expense (benefit) of $1,865,000 and ($2,182,000), respectively.

For the year ended April 3, 1995, an $88,000 provision was recorded, consisting entirely of Federal alternative minimum tax.

The components of the net deferred tax asset as of March 31, 1997 and April 1, 1996, were as follows:

                                                               1997        1996
                                                           --------      ------
                                                                (IN THOUSANDS)
Deferred tax asset:
     Net operating loss carryforwards                      $  5,710   $      --
     Property and equipment, principally due to
        difference in depreciation                              280         257
     Inventory write-downs                                   14,791         833
     Other accruals                                           3,033         393
     Accounts receivable, principally due to allowance
        for doubtful accounts                                 3,651         699
     Tax credit carryforwards                                   500          --
                                                           --------      ------
           Subtotal                                          27,965       2,182
     Valuation allowance                                    (27,965)         --
                                                           --------      ------
          Net deferred tax asset                           $     --      $2,182
                                                           ========      ======

The net change in the total valuation allowance for the years ended March 31, 1997, and April 1, 1996, was an increase (decrease) of $27,965,000 and ($6,896,000), respectively. The Company has a Federal income tax net operating loss carryforward of approximately $16,794,000 at March 31, 1997, expiring in 2011. Additionally, the Company has an alternative minimum tax credit carryforward of approximately $500,000. At March 31, 1997, the Company has provided a 100% valuation allowance of $27,965,000 against the deferred tax asset due to the Company's recent losses and the lack of objective evidence indicating that it is more likely than not that the asset will be recovered.

For the years ended March 31, 1997, April 1, 1996, and April 3, 1995, the tax provision varies from the amounts computed by applying the statutory Federal income tax rate to income (loss) before income taxes, primarily due to the change in the beginning of the year valuation allowance for deferred tax assets.

(11) COMMITMENTS AND CONTINGENCIES

The Company leases its operating facility and certain equipment under noncancelable operating leases with terms expiring in 1999 through 2002. Future minimum lease payments under these leases at March 31, 1997, are:

YEAR ENDING:                                        (IN THOUSANDS)
------------                                        --------------
1998                                                         $1,804
1999                                                          1,018
2000                                                            912
2001                                                            891
2002                                                            436
                                                             ------
                                                             $5,061
                                                             ======

Rent expense for the Company was as follows:

Year ended March 31, 1997                                           $1,191,000
Year ended April 1, 1996                                               718,690
Year ended April 3, 1995                                               346,184

The Company is subject to lawsuits and other claims arising in the ordinary course of business. In the opinion of management, the effect of such matters will not have a material adverse effect on the Company's financial position or results of operations.

(12) TRANSACTIONS WITH AFFILIATES

The Company has transactions with Fujitsu arising in the normal course of business. Included in revenue and purchases for the year ended March 31, 1997, is approximately $17.9 million and $27.6 million relating, respectively, to sales to and purchases from Fujitsu. The Company also paid to Fujitsu a guaranty fee relating to Fujitsu's guaranty of the Company's bank debt equal to .5% of the guaranty amount and interest on the intercompany payable at a rate of LIBOR+3%. Included in revenue and purchases for the year ended April 1, 1996, is approximately $18.9 million and $34.0 million, relating, respectively, to sales to and purchases from Fujitsu. Included in revenue and purchases for the year ended April 3, 1995, is approximately $7.6 million and $12.2 million relating, respectively, to sales to and purchases from Fujitsu. Fujitsu provides significant wafer fabrication resources to the Company.

In fiscal 1997 the Company entered into a Development Agreement with Fujitsu whereby Fujitsu would partially fund the development of a derivative of the Company's Colorado 4 microprocessor. During 1997 the Company received $3.5 million pursuant to this agreement, $2 million of which was applied against research and development expenses and $1.5 million of which was recorded in accrued liabilities. The Development Agreement provides for future payments to the Company upon completion of certain milestones and acceptance by Fujitsu.

During the Company's initial public offering, Sun Microsystems, Inc. purchased approximately five percent of the outstanding common stock of the Company. In addition, Sun Microsystems, Inc. is a significant customer of the Company.

(13) 401(k) PLAN

The Company has an employee benefit plan (the Plan) qualifying under Section 401(k) of the Internal Revenue Code for all eligible employees. Eligible employees may defer a portion of their annual compensation under the Plan subject to maximum limitations. The requirements for eligibility include a minimum age of 21. Contributions to the Plan are made at the discretion of the Company and amounted to $0, $215,000 and $115,000 for the years ended March 31, 1997, April 1, 1996, and April 3, 1995, respectively.

(14) STOCKHOLDERS' EQUITY

1994 Plan of Recapitalization

 On August 18, 1994, the Board of Directors adopted a plan of recapitalization which converted the 1,000 shares of common stock authorized at $1 par value, all of which were issued and outstanding to Fujitsu, into 100,000,000 shares of common stock at $.001 par value and 75,000,000 shares of Series A preferred stock at $.001 par value. Of the newly authorized stock, 7,200,000 shares of the common stock and 18,000,000 shares of preferred stock were issued to Fujitsu, which remains the Company's principal shareholder.

Reverse Stock Split

On November 2, 1995, the Company's common stock underwent a two-for-five reverse stock split. All share and per share information in the accompanying consolidated financial statements have been adjusted to reflect this reverse stock split.

Series A Preferred Stock

Series A preferred shares are subject to the rights, preferences, restrictions and other matters set forth in the Company's Restated Certificate of Incorporation. The holder of these preferred shares is entitled to, among other things, cumulative dividends, liquidation preferences, conversion rights, and voting rights.

The holders of Series A preferred stock are entitled to receive dividends, when declared, which accrue annually from the issue date at the rate of $.0588 per share. In addition, the holders of Series A preferred stock are entitled to receive payment of $.9804 per share, plus an amount equal to all unpaid cash dividends, prior to any payment to a holder of common stock in the event of liquidation of the Company. All of the outstanding Series A preferred stock was converted into 7,200,000 shares of common stock at the time of the Company's initial public offering at which time a $832,000 dividend was paid.

Stock Option Plans

The Company has adopted a Stock Option and Restricted Stock Plan (the Plan) under which a maximum aggregate of 5,575,000 shares of common stock has been reserved for grant to employees, Directors, consultants and advisors. The Plan provides for grants of incentive stock options, nonstatutory stock options and restricted common stock. Under the Plan the option price for incentive stock options may not be less than the fair market value of the stock at the time the options are granted.

Under the terms of the Plan options can be granted for no more than ten years and expire on the earlier of the expiration date or six months after termination of employment, unless termination of employment is due to death or disability, whereby the options expire eighteen months after the termination of employment. Vesting is determined by the Stock Option Committee of the Board of Directors. The majority of stock options granted under the Plan vest 40% two years following the later of the optionee's hire date or June 30, 1993, with the remaining 60% vesting monthly over the following three years. The stock options granted prior to August 1995 for persons who became employees prior to January 1, 1995 vested 100% as a result of the initial public offering of the Company's stock.

The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock option and stock purchase plans. Had compensation cost been recognized consistent with SFAS No. 123 the Company's net income (loss) and income (loss) per share would have been reduced to pro forma amounts indicated below for the years ended March 31, 1997 and April 1, 1996 (in thousands, except net income (loss) per share amounts):

                                              1997                    1996
                                              ----                    ----
  Net income (loss)           As reported  ($86,705)               $17,328
                              Pro forma    ($88,276)               $17,241
  Net income (loss) per share As reported    ($3.71)                 $0.83
                              Pro forma      ($3.77)                 $0.83


The per share weighted average value of stock options issued by the Company during fiscal 1997 and 1996 was $1.61 and $5.77, respectively, on the date of grant using the Black-Scholes option-pricing model. The Company used the following weighted-average assumptions to determine the fair value of stock options granted for the years ended March 31, 1997 and April 1, 1996:

                                              1997                    1996
                                              ----                    ----
  Dividend yield                               --                     --
  Expected volatility                         50.0%                  50.0%
  Risk-free rate of return                    6.4%                   6.2%
  Average expected option life              5 years                5 years

Pro forma net income (loss) reflects only options granted in fiscal 1997 and fiscal 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income
(loss) amounts presented above because compensation cost is reflected over the options' vesting period and compensation cost for options granted prior to April 1, 1995 is not considered.

A summary of option activity under the Plan for the fiscal years ended March 31, 1997, April 1, 1996 and April 3, 1995, is as follows:

                                                1997                            1996                            1995
                                        ----------------------         -----------------------         -----------------------
                                                      Weighted                        Weighted                        Weighted
                                                      Average                         Average                         Average
                                                      Exercise                        Exercise                        Exercise
                                        Shares          Price           Shares          Price           Shares          Price
                                        ------        --------          ------        --------          ------        --------
                                   (in thousands)                   (in thousands)                  (in thousands)
Outstanding at beginning of year        1,249         $  6.33           4,466           $0.035          4,941           $0.035
Granted                                   665            4.09             753            10.88            --               --
Exercised                                (389)          0.035          (3,939)           0.035            --               --
Cancelled                                (623)          10.25             (31)            9.68           (475)           0.035
                                        -----         --------          -----         --------          -----         --------
Outstanding at year-end                   902         $  4.69           1,249           $ 6.33          4,466           $0.035
                                        =====                           =====                           =====
Options exercisable at year end           289         $  2.40             497           $0.035            --            $  --
Shares available for future grant         345                             387                           1,109

The following summarizes information regarding the Company's stock options outstanding at March 31, 1997:

                                     Weighted-           Weighted-                         Weighted-
  Range of             Number         Average             average          Number           average
  Exercise           Outstanding      Remaining           exercise       exercisable        exercise
   Prices           (in thousands)  Contractual Life        price     at March 31, 1997       price
--------------      -------------   ----------------      -------     ----------------      --------
                                                                        (in thousands)
 $.035-$2.5             132               7.3              $ 1.13              98             $0.57
 $3.125-$4.8            565               8.8                3.38             191              3.34
$6.125-$9.375            85                 9                8.52             --               --
$10.00-$12.76           112               8.8                11.8             --               --
$13.38-$14.5              8               8.8               14.17             --               --
--------------      -------         ---------             -------      ----------          --------
 $.035-$14.5            902               8.6              $ 4.69             289             $2.40
=============       =======                                            ==========

On February 19, 1997 the Company's Board of Directors resolved that all employees of the Company as of that date who were granted options between January 1, 1995, and February 18, 1997, at an exercise price greater than $3.125 per share are eligible to receive an equivalent number of options at an exercise of $3.125 per share in replacement of their current options. As of March 31, 1997, employees of the Company had not yet been given the ability to choose to replace their old options.

Employee Qualified Stock Purchase Plan

In 1995 the Company approved an Employee Qualified Stock Purchase Plan ("ESPP"), which was amended in 1996, and which as amended allows eligible employees of the Company and its subsidiary to purchase shares of common stock through payroll deductions. The ESPP consists of consecutive 24-month offering periods composed of four 6-month exercise periods. The shares can be purchased at the lower of 85% of the fair market value of the common stock at the date of commencement of this one year offering period or at the last day of each 6-month exercise period. Purchases are limited to 10% of an employee's eligible compensation, subject to a maximum annual employee contribution limited to $25,000 market value of common stock (calculated as employee's enrollment price multiplied by purchased shares). 33,175 such shares were issued during the year ended March 31, 1997, and no shares were issued during the year ended April 1, 1996.

(15) BUSINESS CONCENTRATION

The Company's sales are concentrated in the computer industry, however its customers operate in different markets and geographic areas. Fujitsu, Sun Microsystems, and users of Sun Microsystems products are the principal consumers of the Company's products. The following table summarizes the percentage of gross revenues generated by sales to customers which account for more than 10% of net sales for the years ended March 31, 1997, April 1, 1996, and April 3, 1995:

            CUSTOMER               1997    1996    1995
            --------               ----    ----    ----
     A.......................        28%     45%     26%
     B......................         22      19      19

During the years ended March 31, 1997, April 1, 1996, and April 3, 1995, export sales were approximately $27,840,000, $36,230,000, and $11,334,000, respectively.

(16)   FOURTH QUARTER ADJUSTMENTS

In the fourth quarter of fiscal 1997, the Company revised several of its estimates related to its allowance for trade accounts receivable, valuation of its deferred tax asset, accrual for excess inventory purchase orders, estimate for lower of cost or market of inventory, and amortization of remaining goodwill as follows:

                                                        (IN THOUSANDS)
     Allowance for trade accounts receivable                 $4,163
     Accelerated amortization of goodwill                     2,540
     Inventory, lower of cost or market
       adjustment                                             1,954
     Excess inventory purchase orders                         5,179
     Adjustment to valuation allowance for the
       deferred tax asset                                    20,812
                                                            -------

          Total                                             $34,648
                                                            =======

These adjustments increased the net loss by $34.6 million ($1.48) per share for the year ended March 31, 1997.

(17) SUBSEQUENT EVENTS

Effective May 21, 1997, Jack W. Simpson, Sr. was hired as the Company's President and Chief Executive Officer. In conjunction with his employment, the Company entered into a letter agreement pursuant to which the Company would enter into a 4-year employment agreement with Mr. Simpson. Among other things, the letter agreement obligates the Company, subject to the approval of the Board of Directors, and, where required, the Company's shareholders, to award Mr. Simpson with 100,000 stock options or restricted stock at an exercise price (or purchase price) of $.05 per share, vesting 50% on April 1, 1998, and 50% on April 1, 1999; 400,000 stock options at an exercise price equal to the closing price on Mr. Simpson's date of hire, which price was $2.437, and vesting 100,000 immediately, and the remainder at a rate of 6,250 per month over the next four years; and 100,000 stock options or restricted stock at an exercise price (or purchase price) of $.05 per share, vesting 50% when the average closing price of the Company's stock exceeds the price on Mr. Simpson's date of hire by $5.00 (or a stock price of $7.437), and 50% when such average closing price exceeds the price on Mr. Simpson's date of hire by $10.00 (or a stock price of $12.437). Certain of these options will be compensatory. In addition the Company agreed to fund a deferred annuity targeted to yield approximately $150,000 at age 60 and to purchase life insurance of approximately $1.2 million for Mr. Simpson.

On June 25, 1997, the Company and Fujitsu entered into a Development Agreement, pursuant to which, among other things, Fujitsu would pay the Company an aggregate of $34.5 million in partial funding for the Viper project and for a license for associated intellectual property. Payments are to be made periodically through March 31, 1999, upon the attainment of certain milestones, and are subject to reduction. The contract is subject to cancellation under certain conditions if milestones are not met.

                                                                     SCHEDULE II

                              ROSS TECHNOLOGY, INC.

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)


                                 BALANCE AT   ADDITIONS   DEDUCTIONS  BALANCE AT
                                  BEGINNING   CHARGED TO     FROM       END OF
            DESCRIPTION           OF PERIOD    EXPENSE     ACCOUNTS     PERIOD
            -----------          ----------   ----------  ----------  ----------
Allowance for doubtful accounts:
  Year ended April 3, 1995 .....     $   70     $   728     $   303     $  495
  Year ended April 1, 1996 .....        495       1,576          14      2,057
  Year ended March 31, 1997 ....      2,057      10,613      11,115      1,555

                                  EXHIBIT INDEX


                                                                    Sequentially
Exhibit No.       Description                                      Numbered Page
-----------       -----------                                      -------------
10.39             Letter Agreement between the Registrant
                  and Francis ("Kit") Webster III, dated
                  April 1, 1997.

10.40             Letter Agreement between the Registrant
                  and Frank A. Baffi, dated April 12, 1997.

10.41             Letter Agreement between the Registrant
                  and Jack W. Simpson, Sr. dated May 5, 1997, and associated addendum dated May 13, 1997.

10.42             Amended and Restated Loan Agreement,
                  dated April 24, 1997, by and between
                  Registrant and The Dai-Ichi Kangyo Bank,
                  Limited.

10.43             Development Agreement, dated as of
                  March 31, 1997, by and between the
                  Registrant and Fujitsu Limited.

10.44             Development Agreement, dated as of June
                  25, 1997, by and between the Registrant and Fujitsu Limited.

10.45 Loan Agreement dated as of November 15, 1996 by and between the Registrant and The
                  Dai-Ichi Kangyo Bank, Limited.

11                Earnings Per Share Calculation

21                Subsidiaries of the Registrant

23                Consent of KPMG Peat Marwick LLP

27                Financial Data Schedule
