Form 10-Q
period 1997-06-30
ROSS TECHNOLOGY INC
filed 1997-08-12
CIK 949702

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 30, 1997

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

                                 [X] Yes  [ ] No


Number of shares outstanding of each of the issuer's classes of common stock, as of August 8, 1997: Common Stock, $.001 par value, 23,534,123 shares.

                             ROSS TECHNOLOGY, INC.

                         QUARTERLY REPORT ON FORM 10-Q
                        THREE MONTHS ENDED JUNE 30, 1997

                                     INDEX

                                                                             Page
                                                                             ----
Title Page .................................................................. 1

Index ....................................................................... 2

PART I - FINANCIAL INFORMATION

   ITEM 1.  Financial Statements

            Condensed Consolidated Balance Sheets - June 30,
            1997 and March 31, 1997 ......................................... 3

            Condensed Consolidated Statements of Operations for the
            Three Months Ended June 30, 1997 and July 1, 1996................ 4

            Condensed Consolidated Statements of Cash Flows for the
            Three Months Ended June 30, 1997 and July 1, 1996 ............... 5

            Notes to Condensed Consolidated Financial Statements ............ 6

   ITEM 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations ............................. 7

PART II - OTHER INFORMATION

   ITEM 1.       Legal Proceedings ......................................... 14

   ITEM 2.       Changes in Securities ..................................... 14

   ITEM 3.       Defaults Upon Senior Securities  .......................... 14

   ITEM 4.       Submission of Matters to a Vote of Security-Holders ....... 14

   ITEM 5.       Other Information ......................................... 15

   ITEM 6.       Exhibits and Reports on Form 8-K .......................... 15

SIGNATURES  ................................................................ 16

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                             ROSS TECHNOLOGY, INC.
                                 AND SUBSIDIARY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                                JUNE 30,     MARCH 31,
                                                                                  1997         1997
                                                                                ---------    ---------
                                                                               (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents .................................................   $   7,591    $   2,811
  Trade accounts receivable, net allowance of $1,675 and $1,555, respectively       7,439       11,297
  Receivable from Fujitsu ...................................................       1,937        3,320
  Inventory .................................................................      15,285       16,308
  Prepaid expenses and other assets .........................................       4,142        3,331
                                                                                ---------    ---------

          Total current assets ..............................................      36,394       37,067

Property and equipment, net .................................................      14,184       17,752
                                                                                ---------    ---------

Total assets ................................................................   $  50,578    $  54,819
                                                                                =========    =========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Trade accounts payable ....................................................   $  15,247    $  19,194
  Accrued liabilities .......................................................       4,238        8,307
  Payable to Fujitsu ........................................................       6,477        4,043
  Notes payable .............................................................      50,000       43,500
                                                                                ---------    ---------

          Total current liabilities .........................................      75,962       75,044

Stockholders' deficit:
  Common stock ..............................................................          23           23
  Additional paid-in capital ................................................      82,564       82,564
  Accumulated deficit .......................................................    (106,720)    (101,561)
                                                                                ---------    ---------

                                                                                  (24,133)     (18,974)

  Less: treasury stock ......................................................      (1,251)      (1,251)
                                                                                ---------    ---------

          Total stockholders' deficit .......................................     (25,384)     (20,225)
                                                                                ---------    ---------

Total liabilities and stockholder' deficit ..................................   $  50,578    $  54,819
                                                                                =========    =========

                See accompanying notes to condensed consolidated
                             financial statements.

                             ROSS TECHNOLOGY, INC.
                                 AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)




                                            THREE          THREE
                                            MONTHS         MONTHS
                                            ENDED          ENDED
                                           JUNE 30,        JULY 1,
                                             1997          1996
                                          ----------    ----------
                                          (UNAUDITED)   (UNAUDITED)
Net sales .............................   $   11,813    $   30,912
Cost of sales .........................       11,175        16,730
                                          ----------    ----------

  Gross profit ........................          638        14,182
                                          ----------    ----------

Operating expenses:
  Research and development, net .......        1,546         4,399
  Selling, general and administrative .        3,600         3,490
  Amortization of goodwill ............         --             272
                                          ----------    ----------

      Total operating expenses ........        5,146         8,161
                                          ----------    ----------

      Income (loss) from operations ...       (4,508)        6,021

Interest income (expense), net ........         (651)          107
                                          ----------    ----------
      Income (loss) before income taxes       (5,159)        6,128
Income tax expense (benefit) ..........         --           2,145
                                          ----------    ----------

      Net income (loss) ...............   $   (5,159)   $    3,983
                                          ==========    ==========


Net income (loss) applicable to
      common shareholders .............   $   (5,159)   $    3,983
                                          ==========    ==========

Net income (loss) per share ...........   $    (0.22)   $     0.17
                                          ==========    ==========

Weighted average common and common
      equivalent shares outstanding ...       23,525        23,387
                                          ==========    ==========


                See accompanying notes to condensed consolidated
                             financial statements.

                             ROSS TECHNOLOGY, INC.
                                 AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                            THREE MONTHS  THREE MONTHS
                                                               ENDED        ENDED
                                                              JUNE 30,      JULY 1,
                                                                1997         1996
                                                             ---------    ---------
                                                            (Unaudited)   (Unaudited)
Cash flows from operating activities:
  Net income (loss) ......................................   $  (5,159)   $   3,983
  Adjustments to reconcile net income (loss) to
    cash used in operating activities:
    Depreciation and amortization ........................       1,490        1,484
    Change in assets and liabilities:
      Trade accounts receivable ..........................       3,858       (5,740)
      Receivable from Fujitsu ............................       1,383        2,016
      Inventory ..........................................       1,023      (15,887)
      Prepaid expenses ...................................       1,353       (1,974)
      Trade accounts payable .............................      (3,947)       5,596
      Payable to Fujitsu .................................       2,434       (1,815)
      Accrued liabilities ................................      (4,069)         264
                                                             ---------    ---------
        Net cash used in operating activities ............      (1,634)     (12,073)
                                                             ---------    ---------

Cash flows from investing activities:
  Capital expenditures ...................................         (86)      (2,264)
                                                             ---------    ---------

Cash flows from financing activities:
  Proceeds from issuance of common stock .................        --             62
  Proceeds from borrowings on notes payable ..............       6,500         --
                                                             ---------    ---------

      Net cash provided by financing activities ..........       6,500           62
                                                             ---------    ---------

      Net increase (decrease) in cash and cash equivalents       4,780      (14,275)

Cash and cash equivalents at beginning of period .........       2,811       17,941
                                                             ---------    ---------

Cash and cash equivalents at end of period ...............   $   7,591    $   3,666
                                                             =========    =========



                See accompanying notes to condensed consolidated
                             financial statements.

                             ROSS TECHNOLOGY, INC.
                                 AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)      FINANCIAL STATEMENT PRESENTATION

         The financial statements of ROSS Technology, Inc. and subsidiary (the "Company") included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of management, reflect all adjustments necessary, such adjustments being of a normal recurring nature, to present fairly the financial condition and the results of operations for such interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, management believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended March 31, 1997, included in the Company's filing with the SEC on Form 10-K. The results for interim periods are not necessarily indicative of the results for the respective fiscal years.

(2)      INVENTORIES

                                                        June 30,       March 31,
                                                          1997           1997
                                                       ----------     ----------
Die bank                                               $    4,235     $    4,496
Work-in-process                                             6,080          6,236
Finished goods                                              4,970          5,576
                                                       ----------     ----------
                                                       $   15,285     $   16,308
                                                       ==========     ==========

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

(3) NOTES PAYABLE

         In November 1996, the Company established a new credit facility (the "DKB Facility") with The Dai-Ichi Kangyo Bank, Limited ("DKB"). The DKB Facility was subsequently modified to a maximum $50 million unsecured line of credit. The Company's majority stockholder, Fujitsu Limited, has provided a guaranty to DKB with respect to the DKB Facility. The interest rate payable on the DKB Facility is at DKB's stated rate, which at June 30, 1997, was 6.3125%, and principal and interest are payable in full in a lump sum on December 31, 1997. As of June 30, 1997, the Company's outstanding unpaid principal balance under the DKB Facility was $50 million, the maximum permitted thereunder.

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

CAUTIONARY STATEMENT

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

         The information contained in this Quarterly Report is not a complete description of the Company's business or the risks associated with an investment in the Company. More complete discussions can be found in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997, and in the Final Prospectus, as supplemented by the information contained in the Quarterly Reports on Forms 10-Q, and in this Quarterly Report.

RESULTS OF OPERATIONS

         Net Sales. Net sales in the three-month period ended June 30, 1997 (the "first quarter") of the fiscal year ending March 30, 1998 ("fiscal 1998") decreased 62% to $11.8 million from $30.9 million in the corresponding period of the fiscal year ended March 31, 1997 ("fiscal 1997"). This was due primarily to a significant decline in sales to the Company's primary OEM microprocessor chip customers, reflecting movement by those customers to competitors' 64-bit products as compared to the Company's 32-bit products. Upgrade and systems sales also declined in the first quarter of fiscal 1998 as compared to the first quarter of fiscal 1997. Upgrade sales during the first quarter of fiscal 1997 were affected positively by the introduction of the Company's 150 MHz upgrade product.

         Gross Profit. Gross profit as a percentage of net sales for the quarter ended June 30, 1997, decreased to 5.4% as compared with 45.9% of net sales for the comparable period in fiscal 1997. This decrease is primarily attributable to the Company's relatively high cost of production, which in turn is primarily attributable to overhead distributed over fewer units in fiscal 1998 compared to the similar period in fiscal 1997, and the usual erosion in price of the Company's products over their life cycles. In addition, gross profit was adversely affected by the Company's lack of new, higher-margin microprocessor and upgrade subsystem module products.

         Research and Development Expense. Net research and development ("R&D") expenses were 13.1% of net sales for the quarter ended June 30, 1997, compared with 14.2% of net sales for the comparable period in fiscal 1997. Absolute R&D expenses decreased $2.9 million in the quarter ended June 30, 1997, from the comparable period in the prior fiscal year. This decrease was primarily attributable to reimbursement by Fujitsu of $4.5 million in expenses relating to the development of the Company's 64-bit Viper project pursuant to a Development Agreement between Fujitsu and the Company. This decrease was partially offset by increases due to the addition of new personnel and related overhead and outside contractor expenses in the areas of new product design and new product development related to the Company's Colorado 4 and Colorado 5 hyperSPARC(TM) and next generation Viper microprocessor designs.

         Selling, General and Administrative Expense. Selling, general and administrative ("SG&A") expenses were 30.5% of net sales for the quarter ended June 30, 1997, compared with 11.3% of net sales for the comparable period in fiscal 1997. Absolute SG&A expenses increased $.1 million in the quarter ended June 30, 1997, from the comparable period in the prior year. The increase in SG&A expense is primarily attributable to an increase in sales expenses as the Company has added sales-related personnel and overhead, and by compensation expenses related to the engagement of the Company's newly-hired President and Chief Executive Officer partially offset by a decrease in marketing and advertising - related expenses.

         Net Interest Expense. The Company had net interest expense of $.7 million for the quarter ended June 30, 1997, versus interest income of $.1 million in the quarter ended July 1, 1996, reflecting the costs of the Company's $50 million credit facility with The Dai-Ichi Kangyo Bank, Limited ("DKB"). See "Liquidity and Capital Resources."

         Income Tax Expense. The Company has established a 100% reserve against its deferred income tax asset and will not record income tax expense or benefit until such time as the Company achieves profitability.

         Future Operating Results. The Company's financial condition deteriorated significantly during fiscal 1997, and at the end of the first quarter of fiscal 1998, the Company was continuing to experience significant losses from operations. Subsequent to the end of fiscal 1997, the Company made significant changes to the senior management team to assess the Company's business and to implement changes necessary to restore the Company to a sound financial condition. The Company depends solely upon its parent, Fujitsu Limited, for additions to capital necessary to continue its operations. While Fujitsu has stated that, "In accordance with our plan for ROSS Technology, we (Fujitsu) are ready to provide the necessary funding through debt guarantees or other types of financing for ROSS Technology not to incur cash flow shortages through April 1, 1998", there can be no assurances that the Company will not in the future require financing in addition to that committed by Fujitsu. See "Liquidity and Capital Resources."

         The Company's operating results have in the past and may in the future vary due to a number of factors, including availability and market acceptance of new or enhanced versions of the Company's products, the Company's success in entering new markets, the timing and extent of product development costs, changes in the mix of products sold and in the mix of sales by distribution channel, competitive pricing pressures, anticipated decreases in unit average selling prices of the Company's products, availability and cost of products (particularly silicon wafers) from the Company's suppliers, fluctuations in manufacturing yields, the gain or loss of significant customers, new product introductions by the Company or the Company's competitors, the competitiveness of the SPARC architecture and the timing of significant orders, order cancellations or rescheduling, all as more fully described in the Company's Registration Statement on Form S-1 which became effective November 6, 1995, and the Final Prospectus of the same date, and in the Company's subsequent SEC reports, including the Annual Report on Form 10-K for Fiscal 1997. Any unfavorable change in the foregoing or other factors could have a material adverse effect on the Company's business, operating results and financial condition.

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

         The Company intends to emphasize its upgrade business, in which the Company's modules and motherboards are used to provide enhanced performance for existing systems. In addition the Company will focus on sales to OEM customers, which incorporate the Company's products into their products. The Company intends to continue to explore the systems business in selling workstation and server components together with SPARCplug(TM) systems which provide customers with a unique form factor solution to their systems requirements.

         The Company believes that continued development of its systems business will provide additional engines for future revenues and profits. There can be no assurance, however, that this business segment will be successful. The Company anticipates that the gross profit margins of these systems product lines will be lower than those it has historically experienced in the OEM microprocessor chip and upgrade subsystem module businesses. Also, for sales of certain products through distributors, the Company is able to recognize revenue from such sales only upon resale to end-users.

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

Sales to Sun Microsystems, Inc. ("Sun"), historically the Company's largest OEM customer, have varied substantially on a year-to-year and quarter-to-quarter basis over the periods since fiscal 1991. As previously advised, the Company anticipates that sales to Sun will continue to fluctuate significantly in the future. The Company continues to pursue sales to Sun of its current and future microprocessor products, but there can be no assurance that the Company will achieve any future design wins with Sun.

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

         Although the Company is taking specific actions to improve gross profit margins, it is anticipated that gross profit will continue to remain under pressure for the foreseeable future due to a variety of factors, including lower margins for system products, continued industry-wide pricing pressures, relatively low unit volumes processed by the Company's test and assembly facilities, increased competition, and compressed product life cycles.

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

         The Company expects interest expenses to be substantially higher on a quarterly basis for the foreseeable future (as compared to fiscal 1997) as a result of the Company's increased borrowing requirements. See "Liquidity and Capital Resources."

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company experienced negative cash flows during the first quarter of fiscal 1998 and at the end of the quarter had negative working capital and negative stockholders' equity. The Company is dependent on its parent company, Fujitsu, for its capital requirements. In November 1996 the Company established a "New Credit Facility" with DKB for a maximum principal amount of $25 million; in February 1997 such New Credit Facility was increased to a maximum of $50 million. The New Credit Facility expires on March 31, 1998, and is guaranteed by Fujitsu. At June 30, 1997, the principal amount outstanding under the New Credit Facility was $50.0 million, due December 31, 1997. On June 18, 1997, the Company received a commitment from Fujitsu that, "In accordance with our plan for ROSS Technology, we (Fujitsu) are ready to provide the necessary funding through debt guarantees or other types of financing for ROSS Technology not to incur cash flow shortages through April 1, 1998." Accordingly, the Company believes that it will have adequate capital for its business through April 1, 1998, and the Company is currently in discussions with Fujitsu concerning additional capital requirements. However, there can be no assurance that the Company will not experience negative cash flow from operations and the Company may in the future be required to seek additional external sources of financing for its operating needs. There can be no assurance that additional capital, including capital from bank borrowings, will be available on terms favorable to the Company, if at all, or that Fujitsu would be willing to provide additional loan guarantees, equity infusions or other financial assistance to the Company in the future. To the extent that additional capital is raised through the sale of additional equity or convertible debt securities, the issuance of such securities would likely result in substantial dilution to the Company's then existing stockholders. In view of its position as the Company's controlling stockholder, Fujitsu's concurrence is necessary for the issuance of any additional debt or equity financing by the Company. The Company's failure to obtain sufficient additional financing could make it impossible for it to continue operations, force the Company to seek protection under Federal bankruptcy law and/or affect the Company's listing on the Nasdaq National Market (see "Item 5, Other Information").

         The Company's principal source of liquidity as of June 30, 1997, consisted of $7.6 million of cash and cash equivalents. As of June 30, 1997, the Company had negative working capital of $39.6 million, an accumulated deficit of $106.7 million, and stockholders' deficit of $25.4 million.

         During fiscal 1997 and during the first quarter of fiscal 1998 the Company extended payment terms with many suppliers in order to increase the availability of on-hand cash. As a result the Company experienced difficulty in procuring inventory and subcontract manufacturing services from some suppliers. At the present time the Company is not in compliance with the agreed payment terms with many of its suppliers and there can be no assurance that such suppliers will continue to ship supplies to the Company if the Company does not comply with such terms.

         During the first quarter of fiscal 1998, operating activities used cash of $1.6 million, compared with using $12.1 million of cash in the first quarter of fiscal 1997, due primarily to a net loss of $5.2 million in fiscal 1998 compared with net income of $4.0 million in the comparable period in fiscal 1997. In the first quarter of fiscal 1997 the Company's inventories increased $15.9 million, which was the primary cause of the use of cash during that quarter.

         Cash generated by financing activities increased by $6.5 million in the first quarter of fiscal 1998 due to borrowings under the New Credit Facility from DKB.

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

         Based on the commitment from Fujitsu and the Company's current operating plan, the Company believes that its cash requirements will be met through April 1, 1998. Beyond that time, the Company may require additional equity or debt financing. There can be no assurance that additional capital, including capital from bank borrowings, will be available on terms favorable to the Company, if at all. To the extent that additional capital is raised through the sale of additional equity or convertible debt securities, the issuance of such securities would likely result in additional substantial dilution to the Company's stockholders. Moreover, the Company's cash requirements may vary materially from those now planned because of changes in the Company's business or capital expenditure plans, product plans or technology roadmap, changes in the Company's level of product and manufacturing integration, results of research and development, relationships with suppliers and customers, changes in the focus and direction of the Company's research and development programs, competitive and technological advances, the level of working capital required to sustain planned growth, operating results (including the extent and duration of operating losses), facilities, employment matters, and other factors.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company is involved in routine litigation arising in the ordinary course of business, and, while the results of the proceedings cannot be predicted with certainty, the Company believes that the final outcome of such proceedings will not be material. .

ITEM 2.  CHANGES IN SECURITIES

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         On July 14, 1997, the Company received notification from the Nasdaq Stock Market, Inc. ("Nasdaq") that the Company does not comply with the net tangible asset requirement for continued listing on the Nasdaq National Market. Nasdaq has requested that the Company provide it with plans for complying with the net tangible asset requirement ($4 million in the Company's case). In the event the Company cannot meet the net tangible asset requirement, the Company's stock will likely be delisted from the Nasdaq National Market. The Company is pursuing alternatives to comply with the requirement, however, there can be no assurance that it can achieve compliance or that the Company's common stock will not be delisted from the Nasdaq National Market.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

                  Exhibit
                    No.                              Description
                  -------                            -----------

                  3.2      -                Restated Bylaws of Company

                  27       -                Financial Data Schedule

    (b)  Reports on Form 8-K

    None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             ROSS TECHNOLOGY, INC.,
                             a Delaware corporation



Date:  August 8, 1997        /s/ JACK W. SIMPSON, SR.
                             --------------------------------------------------
                             JACK W. SIMPSON, SR.
                             President and Chief Executive Officer


                             /s/ F. S. (KIT) WEBSTER III
                             --------------------------------------------------
                             F. S. (KIT) WEBSTER III
                             Chief Financial Officer

                             /s/ CARTER L. GODWIN
                             --------------------------------------------------
                             CARTER L. GODWIN
                             Chief Accounting Officer and Corporate Controller

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
   3.2        -  Restated Bylaws of the Company

  27          -  Financial Data Schedule
