Form 10-Q
period 1997-09-29
ROSS TECHNOLOGY INC
filed 1997-11-04
CIK 949702

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 1997

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

                                 [X] Yes [ ] No


Number of shares outstanding of each of the issuer's classes of common stock, as of October 1, 1997: $.001 par value, 23,563,001 shares.

                             ROSS TECHNOLOGY, INC.
                         QUARTERLY REPORT ON FORM 10-Q
                     THREE MONTHS ENDED SEPTEMBER 29, 1997

                                     INDEX

                                                                                                         Page
                                                                                                         ----
Title Page .............................................................................................. 1

Index ................................................................................................... 2

PART I - FINANCIAL INFORMATION

   ITEM 1.  Financial Statements

            Condensed Consolidated Balance Sheets - September 29,
            1997 and March 31, 1997 ..................................................................... 3

            Condensed Consolidated Statements of Operations for the
            Three and Six Months Ended September 29, 1997 and September 30, 1996......................... 4

            Condensed Consolidated Statements of Cash Flows for the
            Six Months Ended September 29, 1997 and September 30, 1996................................... 5

            Notes to Condensed Consolidated Financial Statements ........................................ 6

   ITEM 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations ......................................................... 7

PART II -   OTHER INFORMATION

   ITEM 1.       Legal Proceedings ..................................................................... 16

   ITEM 2.       Changes in Securities ................................................................. 16

   ITEM 3.       Defaults Upon Senior Securities  ...................................................... 16

   ITEM 4.       Submission of Matters to a Vote of Security-Holders ................................... 17

   ITEM 5.       Other Information ..................................................................... 18

   ITEM 6.       Exhibits and Reports on Form 8-K ...................................................... 18

SIGNATURES  ............................................................................................ 20

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                             ROSS TECHNOLOGY, INC.
                                 AND SUBSIDIARY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                                     SEPTEMBER 29,    MARCH 31,
                                                                                         1997           1997
                                                                                     -------------    ---------
ASSETS
Current assets:
  Cash and cash equivalents ......................................................     $   3,936      $   2,811
  Trade accounts receivable, net allowance of $1,797 and $1,555, respectively ....         6,256         11,297
  Receivable from Fujitsu ........................................................         8,078          3,320
  Inventory ......................................................................        14,458         16,308
  Prepaid expenses and other assets ..............................................         4,190          3,331
                                                                                       ---------      ---------

          Total current assets ...................................................        36,918         37,067

Property and equipment, net ......................................................        14,951         17,752
                                                                                       ---------      ---------

Total assets .....................................................................     $  51,869      $  54,819
                                                                                       =========      =========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Trade accounts payable .........................................................     $  11,970      $  19,194
  Accrued liabilities ............................................................         3,190          8,307
  Payable to Fujitsu .............................................................         8,989          4,043
  Notes payable ..................................................................        56,000         43,500
                                                                                       ---------      ---------

          Total current liabilities ..............................................        80,149         75,044

Stockholders' deficit:
  Common stock ...................................................................            23             23
  Additional paid-in capital .....................................................        82,575         82,564
  Accumulated deficit ............................................................      (109,627)      (101,561)
                                                                                       ---------      ---------

                                                                                         (27,029)       (18,974)

  Less treasury stock ............................................................        (1,251)        (1,251)
                                                                                       ---------      ---------

          Total stockholders' deficit ............................................       (28,280)       (20,225)
                                                                                       ---------      ---------

Total liabilities and stockholders' deficit ......................................     $  51,869      $  54,819
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

                             ROSS TECHNOLOGY, INC.
                                 AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)



                                           THREE         THREE          SIX           SIX
                                           MONTHS        MONTHS        MONTHS        MONTHS
                                           ENDED         ENDED         ENDED         ENDED
                                         SEPTEMBER 29, SEPTEMBER 30, SEPTEMBER 29, SEPTEMBER 30,
                                            1997          1996          1997          1996
                                          --------      --------      --------      --------
Net sales ..............................  $ 11,472      $ 21,197      $ 23,285      $ 52,109
Cost of sales ..........................    10,063        14,096        21,238        30,826
                                          --------      --------      --------      --------

  Gross profit .........................     1,409         7,101         2,047        21,286
                                          --------      --------      --------      --------

Operating expenses:
  Research and development, net ........      (152)        9,090         1,394        13,489
  Selling, general and administrative ..     3,535         7,484         7,135        10,974
  Amortization of goodwill .............        --           272            --           544
                                          --------      --------      --------      --------

      Total operating expenses .........     3,383        16,846         8,529        25,007
                                          --------      --------      --------      --------

      (Loss) from operations ...........    (1,974)       (9,745)       (6,482)       (3,724)

Interest income (expense), net .........      (933)           --        (1,584)          107
                                          --------      --------      --------      --------

      (Loss) before income taxes .......    (2,907)       (9,745)       (8,066)       (3,617)
Income tax (benefit) ...................        --        (3,411)           --        (1,266)
                                          --------      --------      --------      --------


      Net (loss) .......................  $ (2,907)     $ (6,334)     $ (8,066)     $ (2,351)
                                          ========      ========      ========      ========


Net (loss) applicable to
      common shareholders ..............  $ (2,907)     $ (6,334)     $ (8,066)     $ (2,351)
                                          ========      ========      ========      ========

Net (loss) per share ...................  $  (0.12)     $  (0.27)     $  (0.34)     $  (0.10)
                                          ========      ========      ========      ========

Weighted average common and common
      equivalent shares outstanding ....    23,547        23,418        23,542        23,331
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

                             ROSS TECHNOLOGY, INC.
                                 AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                               SIX MONTHS     SIX MONTHS
                                                                 ENDED          ENDED
                                                              SEPTEMBER 29,  SEPTEMBER 30,
                                                                 1997          1996
                                                               --------      --------
Cash flows from operating activities:
  Net (loss) ................................................  $ (8,066)     $ (2,351)
  Adjustments to reconcile net (loss) to
    cash used in operating activities:
    Depreciation and amortization ...........................     2,822         3,286
    Change in assets and liabilities:
      Trade accounts receivable .............................     5,041        (2,278)
      Receivable from Fujitsu ...............................    (4,758)          789
      Inventory .............................................     1,850       (18,460)
      Deferred tax asset ....................................        --        (1,266)
      Prepaid expenses ......................................       539        (3,391)
      Trade accounts payable ................................    (7,224)        9,697
      Payable to Fujitsu ....................................     4,946         1,114
      Accrued liabilities ...................................    (5,117)       (1,359)
                                                               --------      --------
        Net cash used in operating activities ...............    (9,967)      (14,219)
                                                               --------      --------

Cash flows from investing activities:
  Capital expenditures ......................................    (1,419)       (5,094)
                                                               --------      --------

Cash flows from financing activities:
  Proceeds from issuance of common stock ....................        11           136
  Proceeds from borrowings on notes payable .................    12,500         1,400
                                                               --------      --------

      Net cash provided by financing activities .............    12,511         1,536
                                                               --------      --------

      Net increase (decrease) in cash and cash equivalents ..     1,125       (17,777)

Cash and cash equivalents at beginning of period ............     2,811        17,941
                                                               --------      --------

Cash and cash equivalents at end of period ..................  $  3,936      $    164
                                                               ========      ========



     See accompanying notes to condensed consolidated financial statements.

                             ROSS TECHNOLOGY, INC.
                                 AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)  FINANCIAL STATEMENT PRESENTATION

     The financial statements of ROSS Technology, Inc. and subsidiary (the "Company") included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of management, reflect all adjustments necessary, such adjustments being of a normal recurring nature, to present fairly the financial condition and the results of operations for such interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, management believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's filing with the SEC on Form 10-K for the fiscal year ended March 31, 1997. The results for interim periods are not necessarily indicative of the results for the respective fiscal years.

(2)  INVENTORIES

                            September 29,         March 31,
                                1997                1997
                              -------             -------
Die bank                      $ 3,375             $ 4,496
Work-in-process                 8,662               6,236
Finished goods                  2,421               5,576
                              -------             -------
                              $14,458             $16,308
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

(3)  NOTES PAYABLE

     In November 1996, the Company established a new credit facility (the "DKB Facility") with The Dai-Ichi Kangyo Bank, Limited ("DKB"). The DKB Facility was subsequently modified to a maximum $60 million unsecured line of credit. The Company's majority stockholder, Fujitsu Limited ("Fujitsu"), provided a guaranty to DKB with respect to $50 million of the DKB Facility. The interest rate payable on the DKB Facility is at DKB's stated rate, which at September 29, 1997, was 6.3125%. As of September 29, 1997, the Company's outstanding unpaid principal balance under the DKB Facility was $56 million.

(4)  SUBSEQUENT EVENT

     On September 30, 1997, the Company concluded a recapitalization transaction with Fujitsu, whereby the Company issued 500,000 shares of a new series B Convertible Preferred Stock to Fujitsu and Fujitsu paid $50 million on behalf of the Company to DKB in partial payment of the Company's outstanding indebtedness to DKB in satisfaction of Fujitsu's obligation pursuant to certain loan guarantees provided by Fujitsu to DKB. Also, the unsecured line of credit is to be reduced from $60 million to a maximum of $20 million and continues to be guaranteed by Fujitsu.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
           OF OPERATIONS

CAUTIONARY STATEMENT

     This Quarterly Report contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, with respect to the financial condition, results of operations and business of ROSS Technology, Inc. and its subsidiary (collectively, unless the context otherwise requires, "ROSS", the "Company", or the "Registrant"). Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially and adversely from those set forth in the forward-looking statements, including without limitation the availability of financial resources adequate to the Company's short-, medium- and long-term needs, the Company's dependence on the timely development, pre-production qualification, manufacture, introduction and customer acceptance of new higher speed, higher-margin products, the ability of the Company to successfully implement its strategy of diversifying into the system products business, the various effects on revenue, margins, inventories and operating expenses of repositioning the Company's product lines and overall business, the effects of building and maintaining product inventories in the Company's hands and in its distribution channels, product return and credit risks with distributors, resellers and other customers, the Company's dependence on distributors and resellers for certain product sales to end-users, the impact on revenue, margins and inventories of rapidly changing technology, competition, downward pricing pressures and allocations of product among different distribution channels, the effects of routine price degradation over time in each of the Company's product lines, varying customer demand for the Company's products, supply and manufacturing constraints and costs, the Company's dependence on outside suppliers for wafer fabrication and raw materials, components and certain manufacturing services, changes in plans, programs or expenses for research, development, sales or marketing, the Company's ability to build and maintain adequate staff infrastructures in the areas of microprocessor design, product engineering and development, sales and marketing, finance, accounting and administration, supplier disputes, customer warranty claims, general economic conditions, and the other risks and uncertainties described from time to time in the Company's public announcements and SEC filings, including without limitation the Company's Current, Quarterly, and Annual Reports on Forms 8-K, 10-Q, and 10-K, respectively. The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any written or oral forward-looking statement that may be made from time to time by or on behalf of the Company.

     The information contained in this Quarterly Report is not a complete description of the Company's business or the risks associated with an investment in the Company. More complete discussions can be found in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997, as supplemented by the information contained in subsequent Quarterly Reports on Forms 10-Q, the Current Report on Form 8-K dated September 30, 1997, and this Quarterly Report.

RESULTS OF OPERATIONS

     Net Sales. Net sales in the three-month period ended September 29, 1997 of the fiscal year ending March 30, 1998 ("fiscal 1998") decreased 45.9% to $11.5 million from $21.2 million in the corresponding period of the fiscal year ended March 31, 1997 ("fiscal 1997"). This was due primarily to a significant decline in sales to the Company's primary OEM microprocessor chip customers, including Sun Microsystems, Inc. ("Sun"), historically the Company's largest customer, reflecting movement by those customers to competitors' 64-bit products as compared to the Company's 32-bit products. Similarly, upgrade and systems sales also declined in the second quarter of fiscal 1998 as compared to the second quarter of fiscal 1997. For similar reasons, net sales for the six months ended September 29, 1997 decreased 55.3% to $23.3 million from $52.1 million in the corresponding period of fiscal 1997. Upgrade sales during the first and second quarters of fiscal 1997 were affected positively by the introduction of the Company's 150 MHz upgrade product.

     Gross Profit. Gross profit as a percentage of net sales for the quarter ended September 29, 1997, decreased to 12.3% as compared with 33.5% of net sales for the comparable period in fiscal 1997. This decrease is primarily attributable to the Company's relatively high cost of production, which in turn is primarily attributable to overhead distributed over fewer units in fiscal 1998 compared to the similar period in fiscal 1997, and the usual erosion in price of the

Company's products over their life cycles. In addition, gross profit was adversely affected by the Company's lack of new, higher-margin microprocessor and upgrade subsystem module products. Likewise, gross profit for the six months ended September 29, 1997, decreased to 8.8% from 40.8% for the corresponding period in fiscal 1997.

     Research and Development Expense. Net research and development ("R&D") expenses were (1.3) % of net sales for the quarter ended September 29, 1997, compared with 42.9% of net sales for the comparable period in fiscal 1997. This decrease was primarily attributable to reimbursement by Fujitsu of $4.6 million in expenses relating to the Company's 64-bit Viper microprocessor development project, pursuant to a Development Agreement between Fujitsu and the Company (the "Viper Development Agreement"), as well as application of $1 million of payments from Fujitsu against R&D expenses pursuant to an additional development agreement between Fujitsu and the Company. To a lesser degree, this decrease also reflects the lack of expenses in fiscal 1998 related to the Company's fiscal 1997 entrance into the systems business. This decrease was partially offset by increases due to the addition of new personnel and related overhead and outside contractor expenses in the areas of new product design and new product development related to the Company's Colorado 4 and Colorado 5 hyperSPARC(TM) and next generation Viper microprocessor designs. Reflecting the same trends, R&D expenses for the six months ended September 29, 1997 decreased to 6.0% from 25.9% in the corresponding period in fiscal 1997.

     Selling, General and Administrative Expense. Selling, general and administrative ("SG&A") expenses were 30.8% of net sales for the quarter ended September 29, 1997, compared with 35.3% of net sales for the comparable period in fiscal 1997. Absolute SG&A expenses decreased $3.9 million in the quarter ended September 29, 1997, from the comparable period in the prior year. This decrease in SG&A expense is primarily attributable to a $3.4 million increase in the allowance for doubtful accounts recorded in the second quarter of fiscal 1997. Similarly, absolute SG&A expenses decreased $3.8 million for the six months ended September 29, 1997 as compared to the corresponding period in fiscal 1997. As a percentage of net sales, SG&A expenses for the six months ended September 29, 1997, increased to 30.6% from 21.1%, reflecting an increase in sales expense as the Company added a significant number of sales-related personnel and related overhead, and the engagement of the Company's newly-hired President and Chief Executive Officer.

     Net Interest Expense. The Company incurred net interest expense of $1.6 million for the six months ended September 29, 1997, versus interest income of $.1 million for the six months ended September 30, 1996, reflecting the costs of the Company's $60 million credit facility with The Dai-Ichi Kangyo Bank, Limited ("DKB"). See "Liquidity and Capital Resources."

     Income Tax Benefit. The Company has established a 100% reserve against its deferred income tax asset and will not record income tax expense or benefit until such time as the Company achieves profitability.

     Future Operating Results. The Company's financial condition deteriorated significantly during fiscal 1997, and at the end of the second quarter of fiscal 1998, the Company was continuing to experience significant losses from operations. Subsequent to the end of fiscal 1997, the Company made significant changes to the senior management team to assess the Company's business and to implement changes necessary to restore the Company to a sound financial condition. The Company depends solely upon its majority stockholder, Fujitsu Limited ("Fujitsu"), for additions to capital necessary to continue its operations. On September 30, 1997, the Company concluded a recapitalization transaction with Fujitsu whereby the Company issued 500,000 shares of a new Series B Convertible Preferred Stock to Fujitsu and Fujitsu paid $50 million on behalf of the Company to DKB in partial payment of the Company's outstanding indebtedness to DKB in satisfaction of Fujitsu's obligation pursuant to certain loan guarantees provided by Fujitsu to DKB. (Since the recapitalization transaction occurred after the close of the fiscal quarter, it is not reflected in the attached financial statements.) In connection with the recapitalization transaction, Fujitsu agreed to provide, and has since provided, a guarantee for a $20 million line of credit from DKB. $6 million of such line of credit has been borrowed by the Company. As part of the recapitalization, the Company agreed to the following provision, among others: "The Company acknowledges that, based on the Business Plan through fiscal 1998, the funding provided through the purchase of the Series B Preferred Stock and the availability of a credit line of $20 million guaranteed by Buyer, should (assuming the Company's timely receipt of $13.5 million in funding through payments contemplated to be payable to the Company under the Viper Development Agreement between the parties (dated June 25, 1997) [the "Viper Development Agreement"] or otherwise provided to the Company by Buyer after the date hereof and prior to March 31,
1998) avoid any cash flow shortages through fiscal year 1998. Based on the foregoing, Buyer and the Company agree that Buyer's obligations to the Company under that certain Letter dated June 18, 1997 from Buyer to the Company shall be fully satisfied and extinguished on and as of the Closing" (of the recapitalization). (In the Letter dated June 18, 1997, Fujitsu stated that "In accordance with our plan for ROSS Technology, we (Fujitsu) are ready to provide the necessary funding through debt guarantees or other types of financing for ROSS Technology not to incur cash flow shortages through April 1, 1998".) See "Liquidity and Capital Resources."

     During the quarter ended September 29, 1997, the Company failed to meet certain of the milestones set forth in the Viper Development Agreement. Fujitsu and the Company amended such Agreement to provide for later achievement dates for these milestones. Given the overall risks inherent in complex developments such as that undertaken by the Company pursuant to the Viper Development Agreement, there can be no assurance that the Company will achieve future milestones in a timely manner or that, if such milestones are not achieved, Fujitsu will agree to waive or postpone them.

         The Company's operating results have in the past and may in the future vary due to a number of factors, including availability and market acceptance of new or enhanced versions of the Company's products, the Company's success in entering new markets, the timing and extent of product development costs, changes in the mix of products sold and in the mix of sales by distribution channel, competitive pricing pressures, anticipated decreases in unit average selling prices of the Company's products, availability and cost of products (particularly silicon wafers) from the Company's suppliers, fluctuations in manufacturing yields, the gain or loss of significant customers, new product introductions by the Company or the Company's competitors, the competitiveness of the SPARC architecture and the timing of significant orders, order cancellations or rescheduling, all as more fully described in the Company's SEC reports, including without limitation the Annual Report on Form 10-K for Fiscal 1997. Any unfavorable change in the foregoing or other factors could have a material adverse effect on the Company's business, operating results and financial condition.

     The Company operates in an industry characterized by increasing competition, rapidly changing technology, and increasingly aggressive pricing. As a result, the Company's future operating results will depend to a considerable extent on its ability to rapidly and continuously develop and introduce new microprocessor technologies that offer its customers enhanced performance at competitive prices. The development of new high-performance computer products is a complex and uncertain process requiring high levels of innovation from the Company's designers and suppliers, as well as accurate anticipation of customers' requirements and technological trends. The Company is also increasingly dependent on the ability of its suppliers to design, manufacture, and deliver advanced components required for the timely introduction of new products. The failure of any of these suppliers to deliver components on time or in sufficient quantities, or the failure of any of the Company's designers to develop advanced innovative products on a timely basis, could result in significant adverse impact on the Company's operating results.

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

     Historically, average selling prices for microprocessors in general, and for the Company's products in the time period during which they have been commercially available, have decreased over the life of each specific product. Although the Company has recently announced price increases for several of its products, it expects that the average selling prices of its products will continue to be subject to significant downward pressure in the future. If the Company is unable to introduce and gain market acceptance of new products with higher average selling prices or reduce its costs sufficiently to offset decreases in prices of existing products, the Company's gross profits and operating results would be adversely affected. In addition, because the Company is continuing to increase its operating expenses for new product development in anticipation of increasing sales levels, the Company's business and operating results would be adversely affected if such sales levels were not achieved.

     The Company intends to continue to emphasize its upgrade business, in which the Company's modules and motherboards are used to provide enhanced performance for existing systems. In addition the Company will focus on sales to OEM customers, which incorporate the Company's products into their products. The Company intends to continue to explore the systems business in selling workstation and server components together with SPARCplug(TM) systems which provide customers with a unique form factor solution to their systems requirements.

     The Company believes that continued development of its systems business may provide additional engines for future revenues and profits. There can be no assurance, however, that this business segment will be successful. The Company anticipates that the gross profit margins of these systems product lines will be lower than those it has historically experienced in the OEM microprocessor chip and upgrade subsystem module businesses. Also, for sales of certain products through distributors, the Company is able to recognize revenue from such sales only upon resale to end-users.

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

     Sales to Sun, historically the Company's largest OEM customer, have varied substantially on a year-to-year and quarter-to-quarter basis over the periods since fiscal 1991 and have decreased substantially in recent fiscal quarters, as Sun has transitioned its business predominantly to 64-bit microprocessor products. As previously advised, the Company anticipates that sales to Sun will continue to fluctuate significantly in the future. The Company continues to pursue sales to Sun of its current and future microprocessor products, but there can be no assurance that the Company will achieve any future design wins with Sun.

     Although the Company is taking specific actions to improve gross profit margins, it is anticipated that gross profit will continue to remain under pressure for the foreseeable future due to a variety of factors, including continued industry-wide pricing pressures, relatively low unit volumes processed by the Company's test and assembly facilities, and the inability to purchase raw materials in sufficient volume to obtain favorable pricing from vendors.

     R&D expenses are expected to increase, reflecting pre-production qualification of the Colorado 5 hyperSPARC microprocessor and new product design and development related to the Viper generation of microprocessors that the Company expects to introduce in 1999. The Company expects that the level of SG&A expenses will vary depending upon the overall sales effort undertaken and the Company's distribution strategies. Although R&D and SG&A expenses can be reduced over time if the Company's revenues are less than anticipated, the Company believes that it is building an infrastructure that is critical to the Company's future success and represents a long-term investment in the Company's future. Therefore, as in the recent past, the Company may decide to undertake such expenses even if the result would be an increase in such categories of expense as a percentage of net sales in a given fiscal quarter or for a fiscal year as a whole.

     The Company expects interest expense to be substantially lower on a quarterly basis for the foreseeable future (as compared to recent prior quarters) as a result of the Company's recapitalization. See "Liquidity and Capital Resources."

     The Company has lost a number of executives, engineers and other employees due to voluntary resignations. The loss of executives and other key employees has negatively affected the overall quality and depth of the Company's staff infrastructure and its management and accounting controls. The Company is seeking to remedy these shortcomings as a priority matter through new hiring and the use of consultants and outside contractors. However, the impaired infrastructure and controls may have a material adverse effect on the Company's business, results of operations and financial condition. The Company has recently filled key management positions, including a Chief Executive Officer and President, a Chief Financial Officer, a Vice President of Sales and other key positions in sales, product engineering, finance and accounting. However, given the Company's recent performance and financial condition, and the availability of other attractive employment opportunities in the Austin area, hiring staff remains difficult.

     Although no decisions have been made, the Company anticipates that it may need to implement additional incentive compensation programs in order to attract and retain key employees and to motivate employees.

LIQUIDITY AND CAPITAL RESOURCES

     The Company experienced negative cash flows during the six months ended September 29, 1997 and had negative working capital and stockholders' equity at the end of that period. The Company is dependent on its parent company, Fujitsu, for its capital requirements. In November 1996 the Company established a "New Credit Facility" with DKB for a maximum principal amount of $25 million; in February 1997 such New Credit Facility was increased to a maximum of $50 million. The New Credit Facility expires on March 31, 1998, and is guaranteed by Fujitsu. In September 1997, a separate $10 million "Additional Credit Facility" was established with DKB. This Additional Credit Facility expired on September 30, 1997. At September 29, 1997, the principal amount outstanding under both credit facilities was $56.0 million, with $50 million due on December 31, 1997 and $6 million due on September 30, 1997. On September 30, 1997, the Company concluded a recapitalization transaction with Fujitsu, whereby the Company issued 500,000 shares of a new Series B Convertible Preferred Stock to Fujitsu and Fujitsu paid $50 million on behalf of the Company to DKB in partial payment of the Company's outstanding indebtedness to DKB in satisfaction of Fujitsu's obligation pursuant to certain loan guarantees provided by Fujitsu to DKB. (Since the recapitalization transaction occurred after the close of the fiscal quarter, it is not reflected in the attached financial statements.) In connection with the recapitalization transaction, Fujitsu agreed to provide, and has since provided, a guarantee for a new credit facility with DKB for a maximum principal amount of $20 million. $6 million of such line of credit has been borrowed by the Company. Accordingly, the Company believes that it will have adequate capital for its business through April 1, 1998, but remains dependent upon meeting the milestones requisite to receiving the periodic R&D reimbursements contained in the Viper Development Agreement. Nevertheless, there can be no assurance that the Company will not experience negative cash flow from operations and the Company may in the future be required to seek additional external sources of financing for its operating needs. There can be no assurance that additional capital, including capital from bank borrowings, will be available on terms favorable to the Company, if at all, or that Fujitsu would be willing to provide additional loan guarantees, equity infusions or other financial assistance to the Company in the future. To the extent that additional capital is raised through the sale of additional equity or convertible debt securities, the issuance of such securities would likely result in substantial dilution to the Company's then existing stockholders. In view of its position as the Company's controlling stockholder, Fujitsu's concurrence is necessary for the issuance of any additional debt or equity financing by the Company. The Company's failure to obtain sufficient additional financing could make it impossible for it to continue operations, force the Company to seek protection under Federal bankruptcy law and/or affect the Company's listing on the Nasdaq National Market (see "Item 5, Other Information").

     The Company's principal source of liquidity as of September 29, 1997, consisted of $3.9 million of cash and cash equivalents and $4 million of borrowing availability under its DKB credit facility. As of September 29, 1997, the Company had negative working capital of $43.2 million, an accumulated deficit of $109.6 million, and a stockholders' deficit of $28.3 million.

     During fiscal 1997 and during the first six months of fiscal 1998, the Company extended payment terms with many suppliers in order to increase the availability of on-hand cash. As a result, the Company experienced difficulty in procuring inventory and subcontract manufacturing services from some suppliers. Although relations with some suppliers have improved, there can be no assurance that the Company's various suppliers will continue to ship supplies to the Company or that if they will ship supplies to the Company, that the associated purchase terms will be favorable to the Company.

     During the first six months of fiscal 1998, operating activities used cash of $9.9 million, compared with using $14.2 million of cash during the corresponding period in fiscal 1997. This improvement is due primarily to a decrease in inventory of $.5 million as compared to an $18.5 million inventory growth during the same period in fiscal 1997.

     Cash generated by financing activities increased by $11 million in the first quarter of fiscal 1998 due to borrowings under the New Credit Facility from DKB.

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

     The Company intends to incur additional capital expenditures of approximately $6 million during the next 12 months, principally for computer hardware and software, lab equipment and general office equipment and furnishings.

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

     Based on the Company's current operating plan, including continued payments from Fujitsu pursuant to the Viper Development Agreement that are contingent upon the Company attaining the development milestones defined in such agreement, the Company believes that its cash requirements will be met through April 1, 1998. Beyond that time, the Company may require additional equity or debt financing. There can be no assurance that additional capital, including capital from bank borrowings, will be available on terms favorable to the Company, if at all. Moreover, the Company's cash requirements may vary materially from those now planned because of changes in the Company's business or capital expenditure plans, product plans or technology roadmap, changes in the Company's level of product and manufacturing integration, results of research and development, relationships with suppliers and customers, changes in the focus and direction of the Company's research and development programs, competitive and technological advances, the level of working capital required to sustain planned growth, operating results (including the extent and duration of operating losses), facilities, employment matters, and other factors.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     There are no material new developments with respect to previously-reported litigation. In addition, the Company is involved in routine litigation arising in the ordinary course of business, and, while the results of the proceedings cannot be predicted with certainty, the Company believes that the final outcome of such proceedings will not be material. .

ITEM 2.  CHANGES IN SECURITIES

     On September 30, 1997, the Company issued 500,000 shares of a new Series B Convertible Preferred Stock to Fujitsu. The aggregate liquidation preference of these shares is $50,000,000. The Series B Convertible Preferred Stock ranks senior to the Company's common stock as to liquidation preference and pari passu as to dividends. Other terms and conditions of the Series B Convertible Preferred Stock are set forth in a Current Report on Form 8-K dated September 30, 1997 and the exhibits incorporated therein.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         The following matterS were submitted to a vote of the Company's stockholders during the Company's Annual Meeting of Stockholders held on August 11, 1997 and approved by the votes shown:

1.       Election of Directors                       Votes Cast For                Authority Withheld

         Fred T. May                                   20,548,301                       7,860
         Ryusuke Hoshikawa                             20,548,611                       7,860
         William J. Raduchel                           20,548,611                       7,860
         Masahiro Saida                                20,548,611                       7,860
         Jack W. Simpson, Sr.                          20,548,611                       7,860
         Yasushi Tajiri                                20,548,611                       7,860
         Edward F. Thompson                            20,548,611                       7,860
         Seiichi Yoshikawa                             20,548,611                       7,860

2.       Approval of Amendment and                                      Votes Cast
         Restatement of the Company's
         Stock Option and Restricted Stock                For                         Against  Abstentions
         Purchase Plan 2.0:                            16,414,990                      391,185   3,801,737




ITEM 5.  OTHER INFORMATION

         As previously reported in a Current Report on Form 8-K dated September 30, 1997, on that date the Company concluded a recapitalization transaction with Fujitsu whereby the Company issued 500,000 shares of a new Series B Convertible Preferred Stock to Fujitsu and Fujitsu paid $50 million on behalf of the Company to DKB in partial payment of the Company's outstanding indebtedness to DKB in satisfaction of Fujitsu's obligation pursuant to certain loan guarantees provided by Fujitsu to DKB. The Company also paid approximately $.9 million of accrued interest outstanding on the $50 million of indebtedness.

         In connection with the recapitalization transaction, Fujitsu agreed to facilitate (through a guarantee, which has since been provided) a line of credit for the Company from DKB up to a maximum of $20 million. As of October 28, 1997, the Company had borrowed $6 million against such line of credit.

         Reference is hereby made to the Current Report on Form 8-K dated September 30, 1997 for details of the foregoing transactions.

         As disclosed on the Form 10-Q dated August 12, 1997, on July 14,
1997, the Company received notification from the Nasdaq Stock Market, Inc. ("Nasdaq") that the Company did not comply with the net tangible asset requirement for continued listing on the Nasdaq National Market. Consequently, Nasdaq requested that the Company provide it with plans for complying with the net tangible asset requirement ($4 million in the Company's case). In the event that the Company could not meet the net tangible asset requirement, the Company's common stock was subject to delisting from the Nasdaq National Market. Upon concluding the recapitalization on September 30, 1997, as of that date, the Company met the net tangible asset requirement. Accordingly, per the letter dated October 8, 1997, Nasdaq formally notified the Company that it was found to be in compliance with all requirements necessary for continued listing on the Nasdaq National Market.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

         Exhibit
           No.                              Description
         -------                            -----------

          3.2              Restated Bylaws of the Company

          3.3 Certificate of Designation of Series B Convertible Preferred Stock of the Company*

         10.1 Stock Purchase Agreement between Fujitsu Limited and the Company dated as of September 30, 1997*

         10.2 Agreement for Reimbursement of Wafer Payments between the Company and Fujitsu Limited dated as of September 30, 1997*

         10.3 Agreement between Fujitsu Limited and the Company dated as of September 29, 1997 relating to the Viper Development Agreement dated June 25, 1997**

         10.4 Letter of Guaranty dated October 29, 1997 from Fujitsu Limited to The Dai-Ichi Kangyo Bank, Ltd., New York Branch.

         27                Financial Data Schedule
-----------------
         *                 Incorporated by reference to the Company's Current
                           Report on Form 8-K dated September 30, 1997

         ** Certain portions of this Exhibit have been omitted and filed separately under an application for confidential treatment



    (b)  Reports on Form 8-K

    A Current Report on Form 8-K was filed by the Company on September 22, 1997 reporting the Company's mailing to its stockholders relating to the letter of intent entered into by the Company and Fujitsu with regard to the proposed recapitalization of the Company.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             ROSS TECHNOLOGY, INC.,
                             a Delaware corporation



Date:  November 3, 1997     /s/ F. S. (KIT) WEBSTER III
                            ---------------------------
                            F. S. (KIT) WEBSTER III
                            Chief Financial Officer

                               INDEX TO EXHIBITS


         Exhibit
           No.                              Description
         -------                            -----------
          3.2              Restated Bylaws of the Company

          3.3              Certificate of Designation of Series B Convertible
                           Preferred Stock of the Company*

         10.1 Stock Purchase Agreement between Fujitsu Limited and the Company dated as of September 30, 1997*

         10.2 Agreement for Reimbursement of Wafer Payments between the Company and Fujitsu Limited dated as of September 30, 1997*

         10.3 Agreement between Fujitsu Limited and the Company dated as of September 29, 1997 relating to the Viper
                           Development Agreement dated June 25, 1997**

         10.4              Letter of Guaranty dated October 29, 1997 from
                           Fujitsu Limited to The Dai-Ichi Kangyo Bank, Ltd.,
                           New York Branch.

         27                Financial Data Schedule

-----------------
         * Incorporated by reference to the Company's Current Report on Form 8-K dated September 30, 1997

         ** Certain portions of this Exhibit have been omitted and filed separately under an application for confidential treatment