Form 10-Q/A
period 1997-09-30
ROSS TECHNOLOGY INC
filed 1997-11-20
CIK 949702

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

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

ITEM 5.  OTHER INFORMATION

         As previously reported in a Current Report on Form 8-K dated September 30, 1997, on that date the Company concluded a recapitalization transaction with Fujitsu whereby the Company issued 500,000 shares of a new Series B Convertible Preferred Stock to Fujitsu and Fujitsu paid $50 million on behalf of the Company to DKB in partial payment of the Company's outstanding indebtedness to DKB in satisfaction of Fujitsu's obligation pursuant to certain loan guarantees provided by Fujitsu to DKB. On a pro forma basis, after giving effect to the recapitalization transaction, as if it occurred on September 29, 1997, the Company's total stockholders' equity would have been $21.1 million.

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

                             ROSS TECHNOLOGY, INC.,
                             a Delaware corporation



Date:  November 20, 1997    /s/ F. S. (KIT) WEBSTER III
                            ---------------------------
                            F. S. (KIT) WEBSTER III
                            Chief Financial Officer