Form 10-Q
period 1997-12-29
ROSS TECHNOLOGY INC
filed 1998-01-23
CIK 949702

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X]  QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(D) OF THE  SECURITIES
             EXCHANGE ACT OF 1934

                For the quarterly period ended December 29, 1997

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

                                            [X] Yes   [ ] No


Number of shares outstanding of each of the issuer's classes of common stock $.001 par value, as of January 1, 1998: 23,474,846 shares.

                              ROSS TECHNOLOGY, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                      THREE MONTHS ENDED DECEMBER 29, 1997

                                      INDEX


                                                                                                         Page
Title Page .............................................................................................. 1

Index ................................................................................................... 2

PART I - FINANCIAL INFORMATION

   ITEM 1.  Financial Statements

            Condensed Consolidated Balance Sheets - December 29,
            1997, and March 31, 1997 .................................................................... 3

            Condensed Consolidated Statements of Operations for the
            Three and Nine Months Ended December 29, 1997, and December 30, 1996......................... 4

            Condensed Consolidated Statements of Cash Flows for the
            Nine Months Ended December 29, 1997, and December 30, 1996................................... 5

            Notes to Condensed Consolidated Financial Statements ........................................ 6

   ITEM 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations ......................................................... 8

PART II - OTHER INFORMATION

   ITEM 1.       Legal Proceedings ......................................................................17

   ITEM 2.       Changes in Securities ................................................................. 18

   ITEM 3.       Defaults Upon Senior Securities  ...................................................... 18

   ITEM 4.       Submission of Matters to a Vote of Security-Holders ....................................18

   ITEM 5.       Other Information ..................................................................... 18

   ITEM 6.       Exhibits and Reports on Form 8-K ...................................................... 19

SIGNATURES  ............................................................................................ 20

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                              ROSS TECHNOLOGY, INC.
                                 AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (Unaudited)

                                                                                 December 29,  March 31,
                                                                                    1997          1997
                                                                                 ------------  ---------
ASSETS
Current assets
  Cash and cash equivalents .................................................    $     395     $   2,811
  Trade accounts receivable, net allowance of $1,820 and $1,555, respectively        6,695        11,297
  Receivable from Fujitsu ...................................................        6,781         3,320
  Inventory .................................................................       15,150        16,308
  Prepaid expenses and other assets .........................................        2,631         3,331
                                                                                 ---------     ---------

          Total current assets ..............................................       31,652        37,067

Property and equipment, net .................................................       16,426        17,752
                                                                                 ---------     ---------

Total assets ................................................................    $  48,078     $  54,819
                                                                                 =========     =========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable ....................................................    $   8,434     $  19,194
  Accrued liabilities .......................................................        4,145         8,307
  Payable to Fujitsu ........................................................        4,020         4,043
  Notes payable .............................................................       10,000        43,500
                                                                                 ---------     ---------

          Total current liabilities .........................................       26,599        75,044

Stockholders' equity:
  Preferred stock ...........................................................       49,508          --
  Common stock ..............................................................           23            23
  Additional paid-in capital ................................................       82,575        82,564
  Accumulated deficit .......................................................     (109,376)     (101,561)
                                                                                 ---------     ---------

                                                                                    22,730       (18,974)

Less treasury stock .........................................................       (1,251)       (1,251)
                                                                                 ---------     ---------

          Total stockholders' equity ........................................       21,479       (20,225)
                                                                                 ---------     ---------
Total liabilities and stockholders' equity....................................   $  48,078     $  54,819
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

                              ROSS TECHNOLOGY, INC.
                                 AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (Unaudited)




                                                   Three       Three           Nine         Nine
                                                   Months      Months         Months       Months
                                                   Ended       Ended          Ended        Ended
                                                 December 29,  December 30, December 29,  December 30,
                                                    1997         1996         1997           1996
                                                   ------      ------         ------       ------
Net sales ...................................     $ 14,269     $ 19,440     $ 37,554     $ 71,549
Cost of sales ...............................        8,679       52,175       29,917       83,001
                                                  --------     --------     --------     --------

  Gross profit (loss) .......................       5,590      (32,735)        7,637      (11,452)

Operating expenses:
  Research and development, net .............        1,490        6,938        2,884       20,427
  Selling, general and administrative .......        3,633       12,040       10,768       23,014
  Amortization of goodwill ..................         --            272         --            816

      Total operating expenses ..............        5,123       19,250       13,652       44,257

Income (loss) from operations .........               467       (51,985)      (6,015)     (55,709)

Interest expense,net.........................        (216)         (622)      (1,800)        (515)
                                                  --------     --------     --------     --------


      Income (loss) before income taxes .....          251      (52,607)      (7,815)     (56,224)
Income tax (benefit) ........................         --        (17,364)        --        (18,630)
                                                  --------     --------     --------     --------


      Net income (loss) .....................     $    251     $(35,243)    $ (7,815)    $(37,594)
                                                  ========     ========     ========     ========


Net income (loss) applicable to
      common shareholders ...................     $    251     $(35,243)    $ (7,815)    $(37,594)
                                                  ========     ========     ========     ========

Net income (loss) per share:
      Basic .................................     $    .01     $  (1.51)    $  (0.33)   $   (1.62)
                                                  ========     ========     ========     ========
      Diluted ...............................     $    .01     $  (1.51)    $  (0.33)   $   (1.62)
                                                  ========     ========     ========     ========

Weighted average common shares outstanding:

      Basic .................................       23,471       23,389       23,456       23,262
                                                  ========     ========     ========     ========
      Diluted ...............................       43,582       23,389       23,456       23,262
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

                              ROSS TECHNOLOGY, INC.
                                 AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (Unaudited)


                                                                                  Nine Months    Nine Months
                                                                                     Ended          Ended
                                                                                  December 29,   December 30,
                                                                                       1997          1996
                                                                                  -----------    -----------
Cash flows from operating activities:
  Net (loss) ..................................................................     $ (7,815)    $(37,594)
  Adjustments to reconcile net (loss) to
    cash used in operating activities:
    Depreciation and amortization .............................................        4,291        4,652
    Change in assets and liabilities:
      Trade accounts receivable ...............................................        4,602       (3,027)
      Receivable from Fujitsu .................................................       (3,461)       2,753
      Inventory ...............................................................        1,158       13,968
      Deferred tax asset ......................................................           --      (16,832)
      Prepaid expenses ........................................................        1,352       (6,513)
      Trade accounts payable ..................................................      (10,760)      10,940
      Payable to Fujitsu ......................................................          (23)     (13,670)
      Accrued liabilities .....................................................       (4,162)        (711)
                                                                                    --------     --------
        Net cash used in operating activities .................................      (14,818)     (46,034)
                                                                                    --------     --------

Cash flows from investing activities:
  Capital expenditures ........................................................       (3,617)      (3,658)
                                                                                    --------     --------

Cash flows from financing activities:
  Proceeds from issuance of common stock ......................................           11          136
  Proceeds from issuance of Series B preferred stock, net .....................       49,508           --
  Proceeds from borrowings on notes payable ...................................      (33,500)      31,772
                                                                                     -------     --------

      Net cash provided by financing activities ...............................       16,019       31,908
                                                                                    --------     --------

      Net decrease in cash and cash equivalents ...............................       (2,416)     (17,784)

Cash and cash equivalents at beginning of period ..............................        2,811       17,941
                                                                                    --------     --------

Cash and cash equivalents at end of period ....................................     $    395     $    157
                                                                                    ========     ========



         See accompanying notes to condensed consolidated financial statements

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

(2)      INVENTORIES

                                December 29,                        March 31,
                                      1997                             1997
                                      ----                             ----

Die bank                          $   2,772                        $   4,496
Work-in-process                       9,842                            6,236
Finished goods                        2,536                            5,576
                                      -----                            -----
                                  $  15,150                        $  16,308
                                  =========                        =========

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

(3) NOTES PAYABLE

         In November 1996, the Company established a credit facility (the "DKB Facility") with The Dai-Ichi Kangyo Bank, Limited ("DKB"). The DKB Facility has been modified and currently provides a $20 million maximum unsecured line of credit. The Company's majority stockholder, Fujitsu Limited ("Fujitsu"), provided a guaranty, through March 31, 1998, to DKB with respect to $20 million of the DKB Facility. The interest rate payable on the DKB Facility is at DKB's stated rate, which at December 29, 1997, was 6.2375%. As of December 29, 1997, the Company's outstanding unpaid principal balance under the DKB Facility was $10 million.

(4)       INCOME (LOSS)  PER SHARE

      For the three and nine month periods ended December 30, 1996, options totaling 963,271 were excluded from the computation of diluted "Income (loss) per share" because they would have been antidilutive for those periods. Similarly, for the three and nine month periods ended December 29, 1997, options totaling 1,527,892 and 1,899,049, respectively, were excluded from the computation of diluted "Income (loss) per share" because they would have been antidilutive for those periods. Certain reclassifications have been made to prior financial statements reflecting the adoption of FAS 128.

         The following tables provide a reconciliation of basic income (loss) per share and diluted EPS (in thousands, except per share data):



                                                For the Three Months                        For the Three Months
                                               Ended December 29, 1997                     Ended December 30,1996
                                               -----------------------                     ----------------------
                                                                       Per                                         Per
                                          Income        Shares        Share           Income        Shares        Share
                                         (Numerator)  (Denominator)   Amount         (Numerator)  (Denominator)   Amount
                                         -----------  -------------   ------         -----------  -------------   ------
Net income (loss) ...................    $    251                                    $  (35,243)
Basic EPS ...........................         251      23,471        $   .01         $  (35,243)      23,389    $  (1.51)
                                                                     =======                                    ========

       Effect of Dilutive Securities:
Preferred stock .....................          --      20,000                                --           --
Options .............................          --         111                                --           --
                                         --------    --------                        ----------     --------
Diluted EPS .........................    $    251      43,582        $   .01         $  (35,243)      23,389    $  (1.51)
                                         ========    ========        =======         ==========     ========    ========


                                                For the Nine Months                        For the Nine Months
                                               Ended December 29, 1997                     Ended December 30,1996
                                               -----------------------                     ----------------------
                                                                       Per                                         Per
                                          Income        Shares        Share           Income        Shares        Share
                                         (Numerator)  (Denominator)   Amount         (Numerator)  (Denominator)   Amount
                                         -----------  -------------   ------         -----------  -------------   ------
Net loss                                 $ (7,815)                                   $  (37,594)
Basic EPS                                  (7,815)     23,456        $  (.33)           (37,594)      23,262    $  (1.62)
                                                                     =======                                    ========

Effect of Dilutive Securities:
Preferred stock                                --          --                                --          --
Options                                        --          --                                --          --
                                         --------    --------                        ----------     --------
Diluted EPS                              $ (7,815)     23,456        $  (.33)        $  (37,594)      23,262    $  (1.62)
                                         ========    ========        =======         ==========     ========    ========




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement

     This Quarterly Report contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, with respect to the financial condition, results of operations and business of ROSS Technology, Inc. and its subsidiary (collectively, unless the context otherwise requires, "ROSS", the "Company", or the "Registrant"). Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially and adversely from those set forth in the forward-looking statements, including without limitation, the availability of financial resources adequate to the Company's short-, medium- and long-term needs, including renewal of its present loan and loan guaranty arrangements; the Company's dependence on the timely development, pre-production qualification, manufacture, introduction and customer acceptance of new higher speed, higher-margin products, including its 'Colorado 5' and 'Viper' microprocessor product; the ability to identify and access the 32-bit upgrade market; and the impact on revenue, margins and inventories of rapidly changing technology. Additional risks and uncertainties include the ability of the Company to successfully implement its strategy of diversifying into the system products business and the business of supplying Java-related products; the various effects on revenue, margins, inventories and operating expenses of repositioning the Company's product lines and overall business; the effects of building and maintaining product inventories in the Company's hands and in its distribution channels; product return and credit risks with distributors, resellers and other customers; the Company's dependence on distributors and resellers for certain product sales to end-users; competition, downward pricing pressures and allocations of product among different distribution channels; the effects of routine price degradation over time in each of the Company's product lines; varying customer demand for the Company's products; supply and manufacturing constraints and costs; the Company's dependence on outside suppliers for wafer fabrication and raw materials, components and certain manufacturing services; changes in plans, programs or expenses for research, development, sales or marketing; the Company's ability to build and maintain adequate staff infrastructures in the areas of microprocessor design, product engineering and development, sales and marketing, finance, accounting, and administration; supplier disputes; customer warranty claims; general economic conditions; and the other risks and uncertainties described from time to time in the Company's public announcements and Securities and Exchange Commission filings, including without limitation the Company's Current, Quarterly, and Annual Reports on Forms 8-K, 10-Q, and 10-K, respectively. The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any written or oral forward-looking statement that may be made from time to time by or on behalf of the Company.

         The information contained in this Quarterly Report is not a complete description of the Company's business or of the risks associated with an investment in the Company. More complete discussions can be found in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997, as supplemented by the information contained in subsequent Quarterly Reports on Forms 10-Q, the Current Report on Form 8-K dated September 30, 1997, and this Quarterly Report.

RESULTS OF OPERATIONS

         Net Sales. Net sales in the three-month period ended December 29, 1997, of the fiscal year ending March 30, 1998 ("fiscal 1998") decreased 26.6% to $14.3 million from $19.4 million in the corresponding period of the fiscal year ended March 31, 1997 ("fiscal 1997"). This was due primarily to a decline in sales to the Company's upgrade and system customers reflecting a migration by those customers to 64-bit products sold by the Company's competitors. Original equipment manufacturer ("OEM") sales increased slightly during the third fiscal quarter of 1998 over the same period in 1997.

         Net sales for the nine months ended December 29, 1997, decreased 47.5% to $37.6 million from $71.5 million in the corresponding period in fiscal 1997. This was due primarily to a significant decline in sales to the Company's primary OEM microprocessor chip customers, including Sun Microsystems, Inc. ("Sun"), historically the Company's largest customer, reflecting a movement by those customers to competitors' 64-bit products as compared to the Company's 32-bit products.

         Gross Profit. Gross profit as a percentage of net sales for the quarter ended December 29, 1997, increased to 39% from a negative (168%) of net sales for the comparable period in fiscal 1997. Improvement relative to comparative 1997 figures resulted primarily from a $37 million charge in the third quarter of fiscal 1997 for the writedown of certain inventory necessitated by significantly lower than expected demand for a number of the Company's products. In addition, gross profit was positively impacted during the third fiscal quarter of 1998 by the Company's pricing strategy and its continued focus on cost improvement as well as cost control measures. Likewise, gross profit as a percentage of net sales for the nine months ended December 29, 1997, increased to 20% from a negative (16%) for the corresponding period in fiscal 1997.





         Research and Development Expense. Net research and development ("R&D") expenses were 10.4% of net sales for the quarter ended December 29, 1997, compared with 35.7% of net sales for the comparable period in fiscal 1997. This decrease was primarily attributable to a net reimbursement by Fujitsu of $3.5 million in expenses relating to the Company's 64-bit Viper microprocessor development project, pursuant to a Development Agreement between Fujitsu and the Company (the "Viper Development Agreement"), as well as application of $1 million of payments from Fujitsu against R&D expenses pursuant to an additional development agreement between Fujitsu and the Company to produce a 32-bit processor "core". The Company will actually receive $4.4 million from Fujitsu for its design efforts during the third fiscal quarter of 1998, but due to delays in its design schedule may be subject to a $.9 million penalty and such penalty is reflected in the Company's financial statements (see discussion of Viper Development Agreement under "Future Operating Results"). To a lesser degree, this decrease also reflects the decrease in expenses in fiscal 1998 related to the Company's fiscal 1997 entrance into the systems business. This decrease was partially offset by increases due to the addition of new personnel and related overhead and outside contractor expenses in the areas of new product design and new product development related to the Company's 32-bit `Colorado 4' and `Colorado 5' hyperSPARC(TM) and 64-bit `Viper' microprocessor designs. Reflecting the same trends, R&D expenses for the nine months ended December 29, 1997, decreased to 7.7% from 28.5% in the corresponding period in fiscal 1997.

         Selling, General and Administrative Expense. Selling, general and administrative ("SG&A") expenses were 25.5% of net sales for the quarter ended December 29, 1997, compared with 61.9% of net sales for the comparable period in fiscal 1997. This decrease in SG&A expense is primarily attributable to a $5.8 million writeoff of doubtful accounts recorded in the comparable period in fiscal 1997. Similarly, for the nine months ended December 29, 1997, absolute SG&A expenses decreased to $10.8 million from $23.0 million for the corresponding period in fiscal 1997. In addition to the $5.8 million writeoff of doubtful accounts recorded in the third fiscal quarter of 1997, the Company recorded a $3.4 million writeoff of doubtful accounts in the second quarter of fiscal 1997. As a percentage of net sales, SG&A expenses for the nine months ended December 29, 1997, remained flat relative to the prior fiscal period reflecting a decrease in sales.

         Net Interest Expense. The Company incurred net interest expense of $.2 million for the quarter ended December 29, 1997, versus $.6 million for the quarter ended December 30, 1996, reflecting the retirement of $50 million of debt on September 30, 1997. The Company incurred net interest expense of $1.8 million for the nine months ended December 29, 1997, versus $.5 million for the nine months ended December 30, 1996, reflecting a higher average daily borrowing level during the first nine months of fiscal 1998 versus the corresponding period in fiscal 1997. See "Liquidity and Capital Resources."

         Income Tax Benefit. The Company has established a 100% reserve against its deferred income tax asset and will not record income tax expense or benefit until such time as the Company achieves sustained profitability.

         Future Operating Results. The Company's financial condition deteriorated significantly during fiscal 1997 and the first half of fiscal 1998; however the third quarter of fiscal 1998 was the Company's first profitable quarter in the last five quarters. Subsequent to the end of fiscal 1997, the Company made significant changes to the senior management team to assess the Company's business and to implement changes necessary to restore the Company to a sound financial condition. Notwithstanding such changes, there is no assurance that the Company's improved profitability can be maintained. As indicated below, the Company's management believes that it is doubtful that the Company will achieve an operating profit during the fourth fiscal quarter.

     The Company depends solely upon its majority stockholder, Fujitsu, for additions to capital necessary to continue its operations. On September 30, 1997, the Company concluded a recapitalization transaction with Fujitsu whereby the Company issued 500,000 shares of a new Series B Convertible Preferred Stock to Fujitsu and Fujitsu paid $50 million on behalf of the Company to DKB in partial payment of the Company's outstanding indebtedness to DKB and in satisfaction of Fujitsu's obligation pursuant to certain loan guaranties provided by Fujitsu to DKB. In connection with the recapitalization transaction, Fujitsu provided a guaranty for a $20 million line of credit from DKB. $10 million of such line of credit had been borrowed by the Company as of December 29, 1997; since that date the Company has borrowed an additional $3 million under the line of credit. The Company is pursuing the extension of the guaranty and renewal of the line of credit, which will expire on March 31, 1998, and there is no assurance that DKB will renew the line of credit or that Fujitsu will agree to extend or renew the guaranty on their existing terms or otherwise. In absence of a renewal or extension of the guaranty, the Company may not be able to secure an adequate level of debt financing. See "Liquidity and Capital Resources."

         During the nine months ended December 29, 1997, the Company failed to timely meet certain of the milestones set forth in the Viper Development Agreement. Fujitsu and the Company amended such Agreement to provide for a redefinition of the deliverables associated with such milestones. Given delays to date and the overall risks inherent in complex developments such as that undertaken by the Company pursuant to the Viper Development Agreement, there can be no assurance that the Company will achieve future milestones in a timely manner or that, if such milestones are not achieved, Fujitsu will agree to waive or postpone them. The Company is pursuing amendment of the Agreement to reflect a change in definition of the next milestone.

         The Company believes that the development of the Viper product is approximately 90 days behind the schedule provided in the Viper Development Agreement. If Fujitsu accepts any milestone set forth in the Viper Development Agreement more than thirty days later than the due date set forth in that Agreement, the Company must accrue a penalty of 10% of the payment from Fujitsu to the Company for milestone achievement, subject to modification under certain circumstances. Should the Company achieve First Customer Ship ("FCS") on or before the date set forth in the Agreement, all penalties are waived. Since the Company does not currently anticipate achieving FCS on or before the agreed date, it has accrued penalties aggregating $.9 million for late deliveries in the months ended December 29, 1997, which are reflected in the accompanying financial statements. Penalties for later milestones may also be accrued if the Company cannot accelerate its development activities.

         Pursuant to the Viper Development Agreement, Fujitsu may terminate the Agreement if its acceptance of a milestone (as defined in the Agreement) is more than 120 days later than specified in the Agreement.

         Because the Company anticipates that sales in the fourth quarter of fiscal 1998 may be below sales in the third quarter primarily due to anticipated decreases in sales to OEM customers, including Fujitsu; because the Company is still ascertaining the size and accessibility of the 32-bit upgrade market; because R&D expenses, net, will increase due to the approaching completion of the 32-bit development project with Fujitsu; and because of uncertainties associated with the timely achievement of Viper milestones and associated payments from Fujitsu, the Company believes it is doubtful that it will achieve profitability from operations during that quarter. Consistent profitability in future quarters will be difficult to achieve prior to the delivery of the Company's Java and Viper offerings, the timing of which is uncertain and in any event is not assured.

     The Company's operating results have in the past and may in the future vary due to a number of factors, including availability and market acceptance of new or enhanced versions of the Company's products (including Colorado 5 and Viper), the Company's success in servicing existing markets and in entering new markets, the timing and extent of product development costs, changes in the mix of products sold and in the mix of sales by distribution channel, competitive pricing pressures, anticipated decreases in unit average selling prices of the Company's products, availability and cost of products (particularly silicon wafers) from the Company's suppliers, fluctuations in manufacturing yields, the gain or loss of significant customers, new product introductions by the Company or the Company's competitors, the competitiveness of the SPARC architecture and the timing of significant orders, order cancellations or rescheduling, all as more fully described in the Company's SEC reports, including without limitation the Annual Report on Form 10-K for fiscal 1997. Any unfavorable change in the foregoing or other factors could have a material adverse effect on the Company's business, operating results and financial condition.

         The Company operates in an industry characterized by increasing competition, rapidly changing technology, and increasingly aggressive pricing.
As  a  result,   the  Company's  future
     operating results will depend to a considerable extent on its ability to rapidly and continuously develop and introduce new microprocessor technologies that offer its customers enhanced performance at competitive prices. The development of new high-performance computer products is a complex and uncertain process requiring high levels of innovation from the Company's designers and suppliers, as well as accurate anticipation of customers' requirements and technological trends. The Company is also increasingly dependent on the ability of its suppliers to design, manufacture, and deliver advanced components required for the timely introduction of new products. The failure of any of these suppliers to deliver components on time or in sufficient quantities, or the failure of any of the Company's designers to develop advanced innovative products on a timely basis, could result in significant adverse impact on the Company's business, operating results and financial condition.

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

         Historically, average selling prices for microprocessors in general, and for the Company's products in the time period during which they have been commercially available, have decreased over the life of each specific product. Although the Company has recently announced price increases for several of its products, it expects that the average selling prices of its products will continue to be subject to significant downward pressure in the future. If the Company is unable to introduce and gain market acceptance of new products in new markets with higher average selling prices or reduce its costs sufficiently to offset decreases in prices of existing products, the Company's gross profits and operating results would be adversely affected. In addition, because the Company is continuing to increase its operating expenses for new product development and for increased sales and marketing staff in anticipation of increasing sales levels, the Company's business and operating results would be adversely affected if such sales levels were not achieved.

     The Company intends to continue to emphasize its upgrade business, in which the Company's modules and motherboards are used to provide enhanced performance for existing systems, although such business opportunities are limited in the 32-bit market because of customer migration to 64-bit technology. In addition the Company will focus on sales to OEM customers, which incorporate the Company's products into their products. The Company intends to continue to explore the systems business in selling workstation and server components together with SPARCplug(TM) systems which provide customers with a unique form factor solution to their systems' requirements.

         The Company, pursuant to a development agreement with Fujitsu, has taped-out a 200 MHz SPARC 32-bit microprocessor "core" optimized for embedded control based on its Colorado 4 product. The Company anticipates pursuing markets for Java virtual machines and embedded applications with this product. However, there can be no assurance that such markets can be successfully or profitably penetrated by the Company.

         As noted above, the Company continues to experience lower than expected demand for a number of its products, especially its lower speed microprocessor chips and associated semiconductors and MBus modules, as well as routine price degradation on older products. These trends are continuing and are expected to continue for the foreseeable future.

         In addition, operating results could be adversely affected by general economic and other conditions affecting the timing of customer orders and capital spending or a downturn in the markets for microprocessors or high-performance computer workstations.

         Sales to Sun, historically the Company's largest OEM customer, have varied substantially on a year-to-year and quarter-to-quarter basis over the periods since fiscal 1991 and have decreased substantially in the recent fiscal quarters, as Sun has transitioned its business predominantly to 64-bit microprocessor products. As previously advised, the Company anticipates that sales to Sun will continue to fluctuate significantly in the future. The Company continues to pursue sales to Sun of its current and future microprocessor products and has several proposals pending, but there can be no assurance that the Company will achieve any future design wins with Sun.

         Similarly, sales to Fujitsu have historically comprised a significant portion of the Company's revenue. For the near future, the Company anticipates a significant decline in the level of sales to Fujitsu. As with Sun, the Company continues to pursue sales to Fujitsu of its current and future microprocessor products, but there can be no assurance that the Company will achieve any future design wins with Fujitsu.

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

         R&D expenses are expected to increase, reflecting pre-production qualification of the Colorado 5 hyperSPARC microprocessor and designs based upon the new Colorado 4 "core" as well as new product design and development related to the Viper generation of microprocessors that the Company expects to introduce in 1999. The Company expects that the level of SG&A expenses will vary depending upon the overall sales effort undertaken and the Company's distribution strategies. Although R&D and SG&A expenses can be reduced over time if the Company's revenues are less than anticipated, the Company believes that it is building an infrastructure that is critical to the Company's future success and represents a long-term investment in the Company's future. Therefore, as in the recent past, the Company may decide to undertake such expenses even if the result would be an increase in such categories of expense as a percentage of net sales in a given fiscal quarter or for a fiscal year as a whole.

     The Company expects interest expense to be substantially lower on a quarterly basis for the foreseeable future (as compared to recent prior quarters) as a consequence of the Company's recapitalization and associated reduction in debt. See "Liquidity and Capital Resources."

         The Company has lost a number of employees due to resignations. The loss of key employees has negatively affected the overall quality and depth of the Company's staff infrastructure. The Company is seeking to remedy these shortcomings as a priority matter through new hiring and the use of consultants and outside contractors. Given the Company's recent performance and financial condition, and the availability of other attractive employment opportunities in the Austin area, hiring staff remains difficult.

         The Company anticipates implementing additional incentive compensation programs in order to attract and retain key employees and to motivate employees. Such incentive compensation will further increase SG&A in the short run.

LIQUIDITY AND CAPITAL RESOURCES

     The Company experienced negative cash flows during the nine months ended December 29, 1997. As previously discussed, the Company is dependent on its parent company, Fujitsu, for its capital requirements. In November 1996 the Company established a "New Credit Facility" with DKB for a maximum principal amount of $25 million; in February 1997 such New Credit Facility was increased to a maximum of $50 million. The New Credit Facility expires on March 31, 1998, and is guaranteed by Fujitsu until that date. In September 1997, a separate $10 million "Additional Credit Facility" was established with DKB. This Additional Credit Facility expired on September 30, 1997. At September 29, 1997, the principal amount outstanding under both credit facilities was $56.0 million, with $50 million due on December 31, 1997, and $6 million due on September 30, 1997. On September 30, 1997, the Company concluded a recapitalization transaction with Fujitsu, whereby the Company issued 500,000 shares of a new Series B Convertible Preferred Stock to Fujitsu and Fujitsu paid $50 million on behalf of the Company to DKB and in partial payment of the Company's outstanding indebtedness to DKB in satisfaction of Fujitsu's obligation pursuant to certain loan guaranties provided by Fujitsu to DKB. In connection with the recapitalization, Fujitsu provided a guarantee for a replacement credit facility with DKB for a maximum principal amount of $20 million (which replaces the previous "New Credit Facility"). As noted above under "Future Operating Results", the line of credit and guaranty expire on March 31, 1998. The Company is pursuing the extension of the guaranty and renewal of the line of credit, but there is no assurance that DKB will renew the line of credit or that Fujitsu will agree to extend or renew the guaranty, on their existing terms or otherwise. Accordingly, the Company believes that it will have adequate capital for its business through April 1, 1998, but remains dependent upon meeting the milestones requisite to receiving the R&D reimbursements contained in the Viper Development Agreement. Nevertheless, there can be no assurance that the Company will not experience negative cash flow from operations and the Company may in the future be required to seek additional external sources of financing for its operating needs.There can be no assurance that additional capital, including capital from bank borrowings, will be available on terms favorable to the Company, if at all, or that Fujitsu would be willing to provide additional loan guarantees, equity infusions or other financial assistance to the Company in the future. To the extent that additional capital is raised through the sale of additional equity or convertible debt securities, the issuance of such securities would likely result in substantial dilution to the Company's then existing stockholders. In view of its position as the Company's controlling stockholder, Fujitsu's concurrence is necessary for the issuance of any additional debt or equity financing by the Company. The Company's failure to obtain sufficient additional financing could make it impossible for it to continue operations, force the Company to seek protection under Federal bankruptcy law and/or affect the Company's listing on the Nasdaq National Market.

         The Company's principal source of liquidity as of December 29, 1997, consisted of $.4 million of cash and $10 million of borrowing availability under its DKB credit facility. Subsequent to the end of the third fiscal quarter, the Company borrowed an additional $3 million under the DKB credit facility.

         During fiscal 1997 and during the first six months of fiscal 1998, the Company extended payment terms with many suppliers in order to increase the availability of on-hand cash. As a result, the Company experienced difficulty in procuring inventory and subcontract manufacturing services from some suppliers. Although relations with some suppliers have improved given the more standard payment terms adhered to by the Company during the third quarter of fiscal 1998, there can be no assurance that the Company's various suppliers will continue to ship supplies to the Company or that if they will ship supplies to the Company, that the associated purchase terms will be favorable to the Company.

         During the first nine months of fiscal 1998, operating activities used cash of $14.8 million, compared with using $46.0 million of cash during the corresponding period in fiscal 1997. This improvement is due primarily to the $37 million writeoff of certain inventory in the third fiscal quarter of 1997.

         Cash generated by financing activities decreased by $15.9 million in the first nine months of fiscal 1998 over the same period in 1997 reflecting the retirement of $50.0 million of debt by the Company during the third fiscal quarter of 1998.

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

     Based on the Company's current operating plan, including continued payments from Fujitsu pursuant to the Viper Development Agreement that are contingent upon the Company attaining the development milestones defined in such agreement, the Company believes that its cash requirements will be met through April 1, 1998. Beyond that time, the Company may require additional equity or debt financing. As previously stated, the Company believes that any debt financing beyond March 31, 1998 is dependent upon renewal of the DKB line of credit and the Fujitsu debt guaranty, and there is no assurance of such renewals. In addition, credit difficulties which have been and may be incurred by Japanese banks such as DKB may adversely affect the Company's and Fujitsu's access to credit. There can be no assurance that additional capital, including capital from bank borrowings, will be available on terms favorable to the Company, if at all. Moreover, the Company's cash requirements may vary materially from those now planned because of changes in the Company's business or capital expenditure plans, product plans or technology roadmap, changes in the Company's level of product and manufacturing integration, results of research and development, relationships with suppliers and customers, changes in the focus and direction of the Company's research and development programs, competitive and technological advances, the level of working capital required to sustain planned growth, operating results (including the extent and duration of operating losses), facilities, employment matters, and other factors.

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

                  None

ITEM 3.  Defaults Upon Senior Securities

                  None

ITEM 4.  Submission of Matters to a Vote of Security-Holders

                  None

ITEM 5.  Other Information

     On December 10, 1997, subject to shareholder approval, the Company's Board of Directors approved an increase of 2,500,000 shares to the Common Stock reserved for issuance under the Company's Stock Option and Restricted Stock Purchase Plan 3.0.

     On December 5, 1997, the Company entered into a Separation Agreement with its founder and former President and Chief Executive Officer, Roger D. Ross, pursuant to which, among other things, the Company agreed to pay Mr. Ross $.7 million for consulting services over a period of approximately two and half years, subject to reduction under certain circumstances. The Company accrued amounts anticipated in such settlement in its financial statements for the period ended March 31, 1997, and accordingly, the Company anticipates no material impact to its income statement in subsequent periods.

ITEM 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits

    Exhibit
      No.                              Description

    10.1 Agreement between Fujitsu Limited and the Company dated as of December 26, 1997; relating to the Viper Development Agreement dated June 25, 1997*

    10.2 Separation Agreement between Roger D. Ross and the Company dated as of December 5, 1997*

    10.3 Master Promissory Note, dated October 29,1997, By and between Registrant and The Dai-Ichi Kangyo Bank, Limited, New York Branch

    27        Financial Data Schedule
-----------------
    *         Certain portions of this Exhibit have been omitted and
              filed separately under an application for confidential treatment

(b)       Reports on Form 8-K

     A Current Report on Form 8-K dated September 30, 1997 was filed by the Company reporting consummation of a Recapitalization Transaction (as therein defined) with Fujitsu as well as certain other agreements between the Company and Fujitsu.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             ROSS TECHNOLOGY, INC.,
                             a Delaware corporation



Date:  January  22, 1997            /S/ F. S. (KIT) WEBSTER III
                                    ---------------------------
                                    F. S. (KIT) WEBSTER III
                                    Chief Financial Officer