Form 10-K
period 1998-03-30
ROSS TECHNOLOGY INC
filed 1998-07-14
CIK 949702

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------
                                    FORM 10-K

                                 ---------------
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996]

                    FOR THE FISCAL YEAR ENDED MARCH 30, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

           FOR THE TRANSITION PERIOD FROM              TO
                                          ------------    ------------
                         Commission file number: 0-27016

                              ROSS TECHNOLOGY, INC.
             (Exact name of registrant as specified in its charter)

                                 ---------------

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

                                 ---------------
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of June 30, 1998, was approximately $500,000 based upon the last sale price reported for such date on the NASDAQ National Market System. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by executive officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

    The number of shares of the Registrant's Common Stock outstanding as of June 30, 1998, was 23,476,965.

                       DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the following documents are incorporated herein by reference in Parts I, II and IV: Registrant's Registration Statement on Form S-1 (Registration No. 33-95878) effective as of November 6, 1995 and Registrant's Final Prospectus dated November 6, 1995.

                              ROSS TECHNOLOGY, INC.

                           ANNUAL REPORT ON FORM 10-K
                        FISCAL YEAR ENDED MARCH 30, 1998


 CAPTION                                                                                       PAGE
 -------                                                                                       ----
                PART I
 Item 1.        Business....................................................................    1
 Item 2.        Properties..................................................................   10
 Item 3.        Legal Proceedings...........................................................   10
 Item 4.        Submission of Matters to a Vote of Security Holders.........................   10
                PART II
 Item 5.        Market for the Registrant's Common Stock and Related Stockholder Matters....   10
 Item 6.        Selected Consolidated Financial Data........................................   12
 Item 7.        Management's Discussion and Analysis of Financial Condition and Results of
                Operations..................................................................   14
 Item 8.        Financial Statements and Supplementary Data.................................   20
 Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial
                Disclosure..................................................................   20
                PART III
 Item 10.       Directors and Executive Officers of the Registrant..........................   20
 Item 11.       Executive Compensation......................................................   23
 Item 12.       Security Ownership of Certain Beneficial Owners and Management..............   30
 Item 13.       Certain Relationships and Related Transactions..............................   31
                PART IV
 Item 14.       Exhibits, Financial Statement Schedules, and Reports on Form 8-K............   33


CAUTIONARY STATEMENT

         This Annual Report contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, with respect to the financial condition, results of operations and business of ROSS Technology, Inc. and its subsidiary (collectively, unless the context otherwise requires, "ROSS", the "Company", or the "Registrant"). Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially and adversely from those set forth in the forward-looking statements, including without limitation, the availability of financial resources adequate to the Company's short-, medium- and long-term needs, including renewal of its present loan and loan guaranty arrangements (which currently expire on December 31, 1998); the Company's ability to satisfy all debts in full and in a timely manner; the impact on revenue, margins and inventories of the Company's recent announcements concerning the Company's financial position and intention to engage in an orderly shutdown of its operations; the Company's dependence on distributors and resellers for certain product sales to end-users; competition, downward pricing pressures and allocations of product among different distribution channels; the effects of routine price degradation over time in each of the Company's product lines; varying customer demand for the Company's products; supply and manufacturing constraints and costs; the Company's dependence on outside suppliers for wafer fabrication and raw materials, components and certain manufacturing services; supplier disputes; customer warranty claims; general economic conditions; and the other risks and uncertainties described from time to time in the company's public announcements and Securities and Exchange Commission filings, including without limitation the Company's Current, Quarterly, and Annual Reports on Forms 8-K, 10-Q, and 10-K, respectively. The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any written or oral forward-looking statement that may be made from time to time by or on behalf of the Company.

                                     PART I

ITEM 1. BUSINESS

RECENT DEVELOPMENTS

    As a result of the continuing and substantial deterioration of the Company's financial position, on June 1, 1998, the Company announced that it would commence an orderly shutdown of its operations. The decision was precipitated by a continuing decrease in revenues from the Company's sales of its 32-bit products. The Company is exploring certain strategic alternatives, including an acquisition of the entire Company by a third party and the sale of various assets, including the Viper development team and associated intellectual property, Austin manufacturing operation and the Company's Design Center in Israel. To date, the Company has been unable to locate a buyer for the entire Company and believes it is highly unlikely that it will be able to do so. A letter of intent with respect to the sale of the manufacturing operations was entered into on June 25, 1998. In addition, the Company and Fujitsu Limited, the Company's majority stockholder ("Fujitsu"), are negotiating an asset purchase agreement pursuant to which Fujitsu will purchase certain intellectual property rights from the Company (with a royalty-free license back to the Company for some of those rights). The Company is also actively involved in discussions with potentially interested parties, including Fujitsu, with regard to other of its assets. There is no assurance that any further agreements will be reached or that agreements reached will close in accordance with their terms. In the absence of a sale of the entire Company, the Company intends to cease all of its operations by the end of calendar 1998.

    Under the plan approved by the Company's Board of Directors, it is anticipated that the Company will continue its operations, at a scaled back level, through the end of calendar year 1998. Under this plan, the Company hopes to avoid undue disruption to its customers, which will have an opportunity to place orders for their forecasted needs, which the Company will strive to meet. The Company believed that by endeavoring to keep its design and product engineers in place as well as a scaled-back test site, it would have a better chance of finding a buyer for the Company or all or part of its assets, including its intellectual property. The Company has formed a business unit, named BridgePoint, that contains its significantly scaled back sales, service and manufacturing operations employees, as well as the inventory related to its 32-bit products. It is currently anticipated that BridgePoint will serve the ROSS customers until calendar year end 1998, and may be sold separately or as a part of the entire Company (a letter of intent with respect to the sale of the BridgePoint operations was entered into on June 25, 1998).

    The Company at this time will seek to maximize its asset value for its creditors. While the Company hopes to pay all of its creditors in full, its ability to do so is dependent upon its ability to generate sufficient cash from the sale of products and assets. The Company believes that it is highly unlikely that there will be any funds or assets available for distribution to any stockholders.

    As part of the preparation for the shutdown of the Company's business, the Company has issued notices to its employees under the Federal Workers Adjustment and Retraining Notification Act. These notices provided advance notice to all employees of the scheduled termination of their employment in connection with the shutdown. Approximately 93 employees, or 46% of the Company's work force will be laid off as of July 31, 1998, excluding the approximately 30 full and part time employees at the ROSS Design Center in Israel. The Company's 64-bit "Viper" Development Team (including the Vice President of Engineering and the Chief Architect), the BridgePoint operations, sales and service personnel (including the Vice President of Manufacturing) and an administrative team (including the Chief Executive Officer, Chief Financial Officer and Corporate Controller), will continue to operate the smaller ROSS Company and pursue alternatives, although the Company intends to lay-off the Viper development team on July 31, 1998 if an agreement to sell those operations has not been reached by that time. See Item 7 - Management Discussion and Analysis of Financial Condition and Results of Operations and "End of Life Program."

    On May 18, 1998, the Company was informed by the Nasdaq National Market of the Company's failure to maintain certain listing requirements - failure to maintain a closing bid price of greater than or equal to $1.00 per share and failure to maintain a market value of public float greater than or equal to $5 million. If the Company is unable to demonstrate compliance with these two rules before August 13, 1998, the Company's securities will be delisted at the opening of business on August 17, 1998. The Company does not believe that it will be able to demonstrate compliance with such rules by the August 13, 1998 deadline. The Company's Common stock would continue to trade on the over-the-counter bulletin board market maintained by the Nasdaq National Market.

    The description of the Company's business contained below is qualified in its entirety by the information contained in this section ("Recent Developments").

GENERAL

     The Company designs, manufactures and markets high-performance microprocessors and associated semiconductor products and system boards, workstations and servers based upon the SPARC architecture, a reduced instruction set computing ("RISC") architecture that was originally developed by Sun Microsystems, Inc. ("Sun"). The SPARC architecture maintains the largest installed base, and continues to have the largest market share of new systems sales, of all RISC workstations and servers. The Company targets its semiconductor and system board products to manufacturers of SPARC computer systems, including Sun, Fujitsu and other original equipment manufacturers ("OEMs"), and as upgrades to end-users of SPARC workstations. As discussed above, in the absence of a sale of the entire Company, the Company intends to shutdown its operations by the end of calendar 1998

    ROSS was originally incorporated in Texas in August 1988 and was acquired by Cypress Semiconductor Corporation ("Cypress") in February 1990, at which time the Company became a Delaware-incorporated subsidiary of Cypress. The Company was a subsidiary of Cypress until July 1993, at which time the Company was acquired by, and became a wholly-owned subsidiary of, Fujitsu. The Company consummated the initial public offering of its common stock (the "Common Stock") in November 1995, at which time it also sold a minority interest to Sun. As of June 30, 1998, Fujitsu and Sun owned approximately 60.0% and 4.5%, respectively, of the outstanding Common Stock and Fujitsu owns 100% of the Company's Series B Convertible Preferred Stock. As used in this Annual Report, unless the context requires otherwise, all references to "ROSS", the "Company", or the "Registrant" refer to ROSS Technology, Inc., a Delaware corporation and its predecessor Texas corporation and consolidated subsidiary.

    "ROSS" is a registered trademark of the Company in the United States, and the marks "hyperCACHE" and "hyperSTATION" are trademarks for which the Company has applied for registration. The names "hyperSPARC" and "SPARCplug" are trademarks licensed for use exclusively by the Company from SPARC International, Inc. All SPARC trademarks are trademarks or registered trademarks of SPARC International, Inc. All other product or service names mentioned herein are trademarks of their respective owners. Products bearing the SPARC trademarks are based on an architecture developed by Sun.

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

    Since its inception, the Company has developed four generations of advanced RISC microprocessor products. The first of these products was the Company's 40 megahertz ("MHz") microprocessor, which was selected for use by Sun in its SPARCstation(TM) 2, introduced in 1990. Among the Company's design wins have been the inclusion of its 100 MHz hyperSPARC(TM) microprocessor in Sun's SPARCstation(TM) 20 Model HS11 in late 1994, its 125 MHz hyperSPARC(TM) microprocessor in Sun's SPARCstation(TM) 20 Model HS21 in early 1995, and its 150 MHz hyperSPARC microprocessor in Sun's SPARCstation(TM) 20 Models 151 and 152MP in October 1995. Other OEMs have selected the Company's advanced RISC microprocessors for use in their products. Fujitsu, historically the Company's second largest customer (and currently its largest customer) introduced systems based on three new derivatives of the Company's "Colorado 3" hyperSPARC(TM) microprocessor in 1996. The DS90 7500 and 7700 server systems from Fujitsu, and the S4-20H workstations from Fujitsu and PFU Limited, incorporate the Company's single and dual 150 MHz microprocessors with 512 kilobytes of second-level cache as well as 142 MHz microprocessors with a full megabyte of cache.

    The Company's hyperSPARC(TM) products feature high-performance integer, floating-point and memory-management capabilities for multi-tasking operating environments. The hyperSPARC(TM) architecture is well-suited for applications that are floating-point intensive, such as many scientific, computer-aided design ("CAD"), computer-aided engineering ("CAE") and seismic modeling applications. All hyperSPARC(TM) products conform to the SPARC Version 8 (32-bit) Architecture specification and offer complete compatibility (including multiprocessing) with both the SunOS(TM) (Version 4.1.x) and Solaris(TM) operating systems.

    The Company sells its hyperSPARC(TM) products as single- or dual-processor MBus modules (plug-in "daughtercards" containing one or two multi-die packages and other components on a small printed circuit board) and, to a lesser extent, as single-processor multi-die packages (single integrated circuit packages containing multiple bare semiconductor die connected by an advanced substrate).

Multi-Die Packages

    The Company's hyperSPARC(TM) multi-die packages ("MDPs") integrate multiple, discrete die into a single pin-grid-array package. Interconnection among the die is accomplished through a silicon or other electronic substrate, so that the entire chipset operates as a single integrated circuit. The hyperSPARC(TM) MDPs integrate four to ten die, including a single complete CPU chipset and a tightly-coupled second level cache, into a single package. The hyperSPARC(TM) second-level caches are offered in 256 kilobyte, 512 kilobyte, and one megabyte configurations. All hyperSPARC(TM) MDPs are fully multiprocessing capable. MDPs are purchased by OEMs on a stand-alone basis for incorporation into space- and power-sensitive applications such as small footprint workstations, I/O subsystems, and process control systems.

MBus Modules

    MDPs are typically sold as part of an integrated solution: the MBus CPU module. ROSS introduced the industry's first MBus module in 1990 to facilitate the open architectural, or "plug-and-play," advantages of the SPARC architecture. The Company's MBus modules mount one or two hyperSPARC(TM) MDPs onto a CPU daughtercard that plugs into one of the MBus "sockets" of the system motherboard via a SPARC-standard MBus connector.

    The Company sells its MBus modules into both the OEM and upgrade markets. The MBus module approach allows the Company's OEM customers to be flexible in the machine configurations they offer to their end-user customers. The same motherboard design, which typically contains two MBus sockets, can accommodate one, two or four processors at a variety of speed/cache combinations to achieve the targeted price/performance point. The installed base of MBus-based machines also provides the foundation for the Company's upgrade business, in which end-users of SPARCstation(TM) 10 and 20 class workstations and SPARCserver(TM) 600 class servers can preserve and enhance their system investment by adding to or replacing the MBus modules in their existing machines with the Company's higher performance hyperSPARC(TM) MBus modules.

    The Company's MBus support ASICs provide a high speed interface between the CPU/cache, memory and input/output subsystems. Currently, the ASICs are capable of 50 MHz operation, and offer performance enhancements, such as support for larger memory subsystems. The ASICs are sold as stand-alone components, as well as part of an integrated motherboard.

    The Colorado 4 hyperSPARC(TM) is based on .35 micron four-layer metal pure CMOS process technology and operates at 180 and 200 MHz. In addition to the improvement in clock frequency over the 150 MHz Colorado 3, the Colorado 4 integrates a 16 kilobyte data cache onto the processor chip and increases the instruction cache from 8 to 16 kilobytes. In June 1997 the Company announced 200 MHz quad upgrades, providing multiprocessing upgrades for users of Sun's SPARCstation(TM) 20 systems.

    SPARCplug(TM) is a SPARCstation(TM) 20-compatible workstation/server that fits into the dual-height drive bay of a standard tower PC. Sharing system resources with the PC, such as the power supply, monitor, keyboard, and mouse, SPARCplug(TM) enables a single machine to combine a complete SPARC/Solaris(TM) system with a standard PC environment, providing full "cut-and-paste" Windows interoperability. In June 1997, the Company announced a SPARCplug(TM) Station, which fits into a "four-high" drive bay tower, and may be used in both workstation and server configurations. The Company will not continue offering the SPARCplug(TM) product for sale.

    ROSS also previously offered system-level SPARC solutions including complete workstations as well as motherboard upgrades with a range of speed and performance solutions. Its products integrate hyperSPARC(TM) modules with the Company's MBus support ASICs. In connection with the Company's planned shut-down, the Company has decided to discontinue offering all system-level products.

Dependence on SPARC Architecture

    All of the Company's products, as well as all of the Company's products currently under development, are based on the SPARC architecture. The Company does not anticipate continued acceptance of the 32-bit SPARC architecture by Sun, Fujitsu and other major computer system manufacturers, as well as by the end users of these systems. Likewise, the Company does not anticipate adoption of the Company's new 64-bit SPARC products which are currently behind schedule in development and will not be finished except possibly if the Company is sold as a whole.

    In 1995 Sun introduced a new line of workstations based upon a new 64-bit bus architecture microprocessor, UltraSPARC(TM), designed by Sun Microelectronics ("SME"), a division of Sun Microsystems. These products are incompatible with the MBus architecture on which all of the Company's products are based. Sun has adopted the 64-bit architecture for its entire product line, and accordingly Sun's purchases of product from the Company have decreased dramatically during Fiscal 1998. Sun's decision to focus product development efforts on 64-bit systems combined with significant market acceptance of such systems has significantly limited the total available market for the Company's MBus-based products and has contributed to the Company's decision to engage in an orderly shutdown of its operations.

CUSTOMERS

    The Company sells its semiconductor and board products to manufacturers of SPARC computer systems, including Sun, Fujitsu and other OEMs, and to distributors, value added resellers ("VARS"), and end-users desiring to upgrade the power and performance of their existing SPARC workstations and servers.

End of Life Program

    The Company has announced an end of life ("EOL") program for its hyperSPARC(TM) products. Customers were notified that the Company anticipates accepting EOL orders until July 31, 1998, while reserving the right to stop accepting such orders at any time without notice. Also, all such orders must be shipped on or before November 28, 1998 or earlier as may be specified by the Company. All EOL orders will be non-cancelable and non-returnable. To date, few EOL orders have been received by the Company and the Company does not expect to have significant further product sales prior to completion of its orderly shutdown. While the effects of the Company's June 1, 1998, shutdown announcement are not yet known to the Company at this time, the Company believes that the announcement could have a material adverse effect on the Company's business, results of operations and financial condition.

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

    Historically, the Company's sales have been concentrated among a limited number of large customers. Although sales to Sun increased in dollar terms in fiscal 1997, Sun's percentage share of the Company's total net sales is significantly below its 1992 peak. Sales to Sun decreased during fiscal 1998 in both dollar and percentage terms. Sun accounted for 15%, 28% and 45%, respectively, of the Company's net sales in the fiscal years ended March 30, 1998 ("Fiscal 1998") March 31, 1997, ("Fiscal 1997") and April 1, 1996 ("Fiscal
1996"), followed by Fujitsu, which accounted for 36% of net sales in Fiscal 1998 and 22% and 19%, respectively, of net sales for Fiscal 1997 and Fiscal 1996.

    The Company expects a significant portion of any future sales to remain concentrated within a limited number of customers. Sales to the Company's major customers have also decreased significantly and will not be replaced. In addition, future sales to any particular customer may fluctuate significantly from recent periods. This situation has contributed significantly to the Company's decision to engage in an orderly shutdown of its operations.


Upgrade Customers

    The Company's upgrade customer base is composed of the end-users of SPARCstation(TM) 5, 10 and 20 class workstations and SPARCserver(TM) 600 class servers who wish to upgrade the performance of their existing machines. This customer base spans a wide range of applications and industries that reflect the variety of SPARC workstation and server users. Given the Company's EOL program, the Company does not expect significant future sales to upgrade customers.

SALES, MARKETING AND SUPPORT

Sales and Marketing

    The Company employs various channels of sales and distribution for its hyperSPARC(TM) product family. OEM and upgrade sales are conducted through a direct sales force and through manufacturer representatives. Upgrade sales are conducted through a domestic and international network of VARs and distributors. As of March 30, 1998, the Company's internal sales force consisted of 24 individuals who shared responsibility for direct sales and the support of manufacturer representatives and VARs, all but two of which are expected to be laid off on July 31, 1998.

    The Company's strategy for upgrade sales had been to focus its resources on the training and support of distributors and VARs, which the Company believed was a cost-effective alternative to establishing a large, internal, direct sales force.

    As is common in the semiconductor industry, the Company may grant price protection to distributors. Under this policy, distributors receive a credit for the difference, at the time of a price reduction, between the price they were originally charged for products in inventory and the reduced price which the Company subsequently charges distributors. The Company also grants some distributors limited rights to return products. The Company reduces recognition of net sales and profit on sales to distributors to the extent of the rights of return and price protection.

    The Company's marketing communications activities included communications through articles and press releases in trade magazines and journals, advertising in technical computer publications and the business press, periodic direct mailings and fax campaigns to customers and prospects, and attendance at trade shows. The Company also published hyperACTIVITY(TM), a periodic newsletter which is mailed to customers, prospective customers and others.

    Following the Company's shut-down announcement on June 1, 1998, marketing activities were terminated.

Warranties

    The Company offers a warranty on its products consistent with standard industry practice. Under the terms of this warranty, the Company is obligated to replace or refund the purchase price of any unit that fails to operate to the Company's published specifications when the unit is used within specified environmental and other operating parameters. The duration of this warranty for the Company's CPU products and for its workstation and server products is one year for OEM customers, and two years for upgrade customers. Under its warranty obligations, the Company could be required to recall a product that does not conform to published specifications, and such a recall could have a material adverse effect on the Company's business and operating results. The Company anticipates that all of its warranty obligations will be assumed by the purchaser of its BridgePoint manufacturing operations, if that proposed transaction is consummated. In the absence of such consummation, the Company will seek to outsource those obligations to a third party manufacturer. For the EOL orders, the warranty will be honored for 12 months from the date of shipment, or November 30, 1999, whichever is earlier.

Export Sales

    Export sales, primarily to customers in Japan and Europe, accounted for 48%, 34% and 36% of the Company's sales in Fiscal 1998, 1997, and 1996, respectively. Substantially all of the Company's foreign sales are denominated in U.S. dollars.

Service and Technical Support

    The Company had two distinct channels of technical support to service its OEM and upgrade customer bases. Technical support for OEMs was provided through the Company's Applications Engineering Department, which provided in-depth technical expertise to assist in the design, debug, and performance analysis of systems under development by the Company's OEM customers. The upgrade technical support department included a 1-800-ROSS-YES line directly into the Company's support personnel that provides phone support from 7:30 AM to 7:30 PM Central Time. This group provided pre- and post-sales assistance to the Company's upgrade prospects and customer base. The Applications Engineering Department was terminated on June 1, 1998.

    The primary channel for technical support to service workstation customers is via service providers such as Computervision.

BACKLOG

    As of March 30, 1998, the Company's total backlog was approximately $1.4 million. The Company's backlog consists of customers' purchase orders that have been received, acknowledged by the Company and scheduled for shipment within the next 12 months.

    Sales of the Company's products generally are made pursuant to standard customer purchase orders that are cancelable without significant penalty subject to certain criteria. In addition, customer purchase orders are subject to price re-negotiations and changes in product quantities and delivery schedules caused by changes in customers' requirements and manufacturing availability. The Company's business, and to a large and growing extent that of the entire semiconductor industry, is characterized by a requirement for short lead times and quick delivery schedules. In addition, the Company's shipments depend on the manufacturing capacity of the Company's suppliers. As a result of the foregoing factors, the Company believes that backlog at any given time may not be a meaningful indicator of future sales and the Company does not know what effect the EOL program will have on its backlog.

MANUFACTURING

    The Company's microprocessor manufacturing strategy has been to outsource the physical manufacture of its raw materials, work in process and final products to third-parties that possess state-of-the-art process technologies, while performing test and verification functions internally to ensure product quality and yields. Specifically, the Company outsources wafer fabrication, die packaging and daughtercard assembly. Before qualifying a third-party manufacturer, the Company places its personnel on site, as required, to provide technical assistance and oversight, to ensure development of processes that conform to Company specifications and requirements. This manufacturing strategy was intended to give the Company access to advanced manufacturing processes while minimizing the substantial capital expenditures that would otherwise be required to develop its own manufacturing capabilities. Furthermore, the Company believed that this strategy enabled it to operate more efficiently with fewer personnel, while capitalizing on the latest advances in semiconductor process technology and manufacturing techniques.

    The Company's manufacturing strategy with respect to workstations and servers, which is similar to its microprocessor strategy, was to outsource the manufacturing and integration of its products to third parties that possess state-of-the-art technologies, while performing test and verification functions internally to ensure product quality and yields. Specifically, the Company outsourced the manufacturing and assembling of its motherboards. Before qualifying a third-party manufacturer, the Company's personnel were placed on site, as required, to provide technical assistance and oversight to ensure development of processes that conform to Company specifications and requirements. This strategy was intended to give the Company access to advanced manufacturing processes while minimizing the substantial capital expenditures that would otherwise be required to develop its own manufacturing capabilities.

    The Company expects to cease all of its manufacturing operations by the end of calendar 1998. See "Recent Developments".

Wafer Fabrication

    Wafers for the semiconductor chips utilized by the Company in its products are fabricated by outside manufacturers. At present, Fujitsu manufactures wafers for all of the Company's microprocessor logic chips and SRAMs pursuant to an agreement in principle on a wafer pricing model that reflects current and future industry pricing standards. The Company had also established a relationship with NEC for the potential production of microprocessor logic chips, although the program will not be implemented. During Fiscal 1998, Fiscal 1997 and Fiscal 1996, Fujitsu supplied 100% of the dollar amount of the Company's silicon wafer purchases for production and the Company expects that Fujitsu will supply all of the Company's silicon wafer requirements through completion of the EOL program.

Packaging and Assembly

    The Company also relies on third parties for the production of its multi-die packages. The Company obtains a majority of its multi-die package requirements for its current hyperSPARC(TM) products from MMS using MMS' advanced substrate technology. The Company's multi-die packages are also manufactured by nChip and Fujitsu on a purchase order basis. The Company's MBus modules -- which incorporate multi-die packages, connectors, clock chips, heat sinks and other components on a small printed circuit board -- are currently assembled by Marco, Inc. of Austin on a purchase order basis.

Testing

    At each stage of the production cycle, the Company's work-in-process and final products are tested for defects and functionality at the Company's Austin, Texas, manufacturing facility. The Company believes it employs certain testing procedures that are more sophisticated and rigorous than those generally employed in the semiconductor industry, and believes that its commitment to testing has enabled it to introduce products of superior reliability.

    Although the Company's products undergo extensive testing prior to their introduction, design and manufacturing errors may be discovered after initial product sampling or volume shipment, which may result in delays in volume production or the recall of products sold. The occurrence of such errors could have a material adverse effect on the Company's business and operating results.

COMPETITION

    The market for the Company's products is intensely competitive and characterized by rapidly accelerating advances in processor and system technologies. These advances result in frequent product introductions, regular price reductions, short product life cycles, and increased product capabilities that may result in significant performance improvements.

    Competition in the sale of microprocessor, workstation and server products is based on price, performance, product quality and reliability, software compatibility, marketing and distribution capability, brand recognition, financial strength and ability to deliver in large volumes on a timely basis. Given the Company's reliance on third parties for product manufacturing, the Company's competitive position may also be affected by the reliability and performance of its outside manufacturers and the availability from such manufacturers of adequate state-of-the-art production capacity. The Company faces competition from SME, Digital Equipment Corporation, Hewlett-Packard, IBM and Silicon Graphics. The Company does not have the resources and capabilities at this time to compete effectively, which has contributed to the Company's decision to engage in an orderly shutdown of its operations.

    At this time, the Company does not offer a competitive product as evidenced by the lack of a major design win for its latest generation hyperSPARC(TM) microprocessor, Colorado 4, product and it is currently behind schedule to deliver to market, on a timely basis, the Company's current 64-bit Viper microprocessor development project. The Company does not currently have the financial resources necessary to complete the Viper development project and does not expect to complete this project.

RESEARCH AND DEVELOPMENT

    The Company's research and development efforts are currently focused on the Viper development project, a 64-bit microprocessor. At this time, the project is behind schedule as defined by a development agreement entered into between Fujitsu and the Company (see Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operation" - "Research and Development.") and the Company does not expect to complete development of this product. The Company and Fujitsu are currently having discussions regarding termination of the Viper development project.

    The Company intends to terminate employment of the members of the Viper development team on July 31, 1998, if an agreement to sell those operations has not been reached by that time. The Company believes that it is highly unlikely that such an agreement will be reached by then.


    The Company's net research and development expenditures were $5.8 million, $24.7 million and $15.9 million during Fiscal 1998, 1997 and 1996, respectively. During Fiscal 1998, the Company received $17.0 million in contract payments associated with two separate development contracts with Fujitsu, thereby significantly lowering its R&D expenditures for Fiscal 1998.

PATENTS AND PROPRIETARY RIGHTS

    The Company has endeavored to protect and maintain its competitive position by placing a high priority on the protection of its intellectual property, including its inventions, trademarks, trade secrets and technical know-how. The Company files and prosecutes patent applications for those key patentable designs, innovations and inventions that it believes are most relevant to its product line and most valuable in terms of cost and technological advantages. The Company also takes steps to prevent the loss to competitors of valuable proprietary information such as trade secrets and technical know-how.

    Since its inception, the Company has filed a number of patent applications in the United States Patent and Trademark Office and counterparts to certain of those U.S. applications in the patent offices of other countries. The Company currently owns several issued United States patents. Of the issued patents, one covers the Company's technology concerning the fast registering of data in a microprocessor, another covers certain techniques for automated circuit design, and a third covers the Company's proprietary RISC superscalar microprocessor architecture.

    An assessment of the Company's patent position, as with that of any technology company, involves complex issues of law and fact that render such an assessment uncertain. There can be no guarantee that any of the Company's patent applications will issue (the Company has ceased patent prosecution in connection with its shutdown decision), nor can assurances be given as to the level of protection that any of its issued patents will provide to the technology and/or products intended to be covered by them. In addition, there can be no assurance that any of the Company's issued or pending patents will create effective barriers to entry into the markets in which the Company and its products compete.

    The Company and Fujitsu have entered into an asset purchase agreement pursuant to which Fujitsu will purchase certain intellectual property rights from the Company relating to its 32-bit operations, including four patents (with a royalty-free license back to the Company for some of those rights). See Item 13 - "Certain Relationships and Related Transactions."

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

EMPLOYEES

As of March 30, 1998, the Company's domestic work force consisted of 236 full-time employees and 49 employees who worked on a temporary or part-time basis. In addition, the Company had two full-time employees in its European office, which will be closed as part of the Company's shutdown of its operations. The Company's design subsidiary, ROSS Semiconductors (Israel), Ltd. ("ROSS Israel"), had a workforce consisting of 30 full-time and part-time employees. The Company and Fujitsu have reached an agreement in principle on the sale of the Company's Israeli operations to Fujitsu for $2.5 million.

    As previously discussed, the Company has begun an orderly shutdown of its operations. As part of this process, the Company will reduce its domestic work force by 46% on July 31, 1998, and has established an Employee Retention and Severance Plan for the remainder of its work force - Viper development team, BridgePoint operations group and an administrative team, although the Company intends to terminate the Viper development team on July 31, 1998, in the absence of an agreement to sell such operations by that same date. The combined cost of the lay-off and the Employee Retention and Severance Plan totals approximately $5.2 million, of which $3.2 million relates to prior contractual obligations of the Company and obligations of the Company under its general severance policy.

ITEM 2. PROPERTIES

    The Company's principal administrative, sales, marketing, customer applications support, design, product engineering, production control, quality, manufacturing and testing facilities are currently located in Austin, Texas, in two leased buildings containing an aggregate of 95,200 square feet. One 33,000 square foot building includes a 3,000 square foot clean room wafer processing area, houses all manufacturing, testing and quality control facilities, and has delivery, receipt and storage facilities for unfinished wafers, gases, chemicals and other raw materials used by the Company. The second building, in which the Company occupies 62,200 square feet, provides facilities for all administration, sales and marketing personnel, design, product engineering and production control personnel.

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

    The Company is seeking to cancel or sublease all leases on or before the end of calendar 1998.

ITEM 3. LEGAL PROCEEDINGS

    Rao Cherukuri et al. v. PeQuR Technology, Inc., et al., Civil No. CV757267 (Santa Clara Superior Court). On April 11, 1996, this action was filed against, among others, the Company in the Superior Court of California (the "Action"). The Action was brought by three former employees of PeQuR Technology, Inc. ("PeQuR"), a Texas corporation which on January 4, 1995, sold substantially all of its assets to a then wholly-owned subsidiary of the Company, ROSS Computer Corp., now Reliance Computer Corp. ("RCC"). Plaintiffs allege, among other causes of action, fraud, deceit, and breach of fiduciary duty in connection with certain alleged agreements by PeQuR to provide compensation to the plaintiffs in the form of vested PeQuR stock which agreements, in turn, allegedly would have entitled plaintiffs to a share of the proceeds of the asset sale to RCC, to employment with the Company or RCC, and/or to receive shares of the Company's Common Stock. The Company transferred its entire equity interest in RCC to Fujitsu on March 26, 1996.

     The Company believes that the plaintiffs' claims against it are without merit and intends to defend this case vigorously. The Company successfully demurred in whole or in part to two successive Complaints. The Company filed an answer to the plaintiffs' Third Amended Complaint on June 4, 1997. This case is in the early stages of discovery and no trial date has been set. Given the stage of the proceedings, the fact that the ultimate outcome will depend upon the resolution of disputed issues of fact and law, and the inherent uncertainties of complex, multi-party litigation such as this, it is not possible at this time to predict the ultimate outcome of the matter with any degree of certainty, although based on information presently known to management, the Company does not believe that the ultimate resolution of this lawsuit will have a material adverse effect upon the financial condition or results of operations of the Company, although the result of this lawsuit will not affect the Company's decision to proceed with an orderly shutdown of its operations.

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

    The Company has answered the Complaint in this matter, and has noticed plaintiff's deposition. The Company believes that it has meritorious defenses to the Vorm Action and intends to defend it vigorously. Given the stage of the proceedings, the fact that the ultimate outcome will depend upon the resolution of disputed issues of fact and law and the inherent uncertainties of litigation such as this, it is not possible at this time to predict the ultimate outcome of the matter with any degree of certainty, although based on information presently known to management, the Company does not believe that the ultimate resolution of this lawsuit will have a material adverse effect upon the financial condition or results of operations of the Company, although the result of this lawsuit will not affect the Company's decision to proceed with an orderly shutdown of its operations.

    The Company is involved in routine litigation arising in the ordinary course of business, and, while the results of such proceedings cannot be predicted with certainty, the Company believes that the final outcome of the proceedings will not be material.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On January 30, 1998, Fujitsu, in its capacity as majority stockholder, executed a written consent to approve an amendment to the Company's Stock Option and Restricted Stock Purchase Plan 3.0 (the "Stock Option Plan) to (i) increase the number of shares subject to the Stock Option Plan from 7,200,000 to 9,695,000 and (ii) increase the maximum number of options or shares of restricted stock that an individual could receive under the Stock Option Plan in any fiscal year from 600,000 to 1,000,000. An information statement regarding the action taken was circulated to the Company's stockholders. Consents from other stockholders were not solicited.

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


                QUARTER ENDED          HIGH      LOW
             ---------------------    ------    ------
             June 30, 1996........    15 1/8    8  1/4
             September 30, 1996...    12 1/8    5  1/2
             December 31, 1996....     6 7/8    2 3/16
             March 31, 1997.......     5 5/8    2 3/16
             June 30, 1997........     3 1/8    1 9/16
             September 29, 1997...     2 5/8    1 7/16
             December 29, 1997....     2 5/8    1
             March 30, 1998.......     1 1/2    1


    (b) Holders. As of June 30, 1998, there were approximately 211 holders of record of the Company's Common Stock.

    (c) Dividends. The Company has never paid any dividends on its Common Stock and does not anticipate ever paying any dividends. The Company currently intends to retain its earnings, if any, to finance the orderly shutdown of its operations.

    On May 18, 1998, the Company was informed by the Nasdaq National Market of the Company's failure to maintain certain listing requirements - failure to maintain a closing bid price of greater than or equal to $1.00 per share and failure to maintain a market value of public float greater than or equal to $5 million. If the Company is unable to demonstrate compliance with these two rules before August 13, 1998, the Company's securities will be delisted at the opening of business on August 17, 1998. The Company does not believe that it will be able to demonstrate compliance with such rules by the August 13, 1998 deadline. The Company's Common stock would continue to trade on the over-the-counter bulletin board market maintained by the Nasdaq National Market.

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

ROSS TECHNOLOGY, INC. AND SUBSIDIARY

SELECTED CONSOLIDATED FINANCIAL DATA



                                         PREDECESSOR COMPANY(1)                               COMPANY(2)
                                       --------------------------- --------------------------------------------------------------
                                                                   PERIOD FROM
                                                      PERIOD FROM   JULY 28,
                                        YEAR ENDED    DECEMBER 29,  1993 TO      YEAR ENDED   YEAR ENDED  YEAR ENDED   YEAR ENDED
                                       DECEMBER 28,  1992 TO JULY   APRIL 4,       APRIL 3,    APRIL 1,    MARCH 31,    MARCH 30,
                                           1992        27, 1993      1994           1995        1996         1997        1998
                                       ------------  ------------- ------------  ----------   ---------- -----------   ----------
                                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     STATEMENT OF OPERATIONS
       DATA:
     Net sales .....................    $ 38,145     $  7,023      $  10,373     $ 39,021     $100,805   $  83,104     $ 42,057
     Gross profit (loss) ...........      18,142          301          1,605       12,293       46,884     (24,847)      (1,181)
     Income (loss) from operations .      (2,272)      (9,202)       (21,222)      (8,939)      19,317     (84,280)     (36,195)
     Income (loss) before income
       taxes .......................      (2,240)      (9,223)       (21,515)     (10,581)      17,843     (85,752)     (38,271)
     Net income (loss) .............    $ (1,478)    $ (7,641)       (21,515)     (10,669)      18,160     (86,705)     (38,271)
     Basic net income (loss) per
       common share(3).........                                    $   (2.92)     $ (1.47)     $  1.23    $  (3.71)    $  (1.63)
     Weighted average shares
       outstanding(3) - Basic....                                      7,356        7,356       14,067      23,396       23,450
     Diluted net income (loss) per
       common share..............                                  $   (2.92)     $ (1.47)         .82       (3.71)       (1.63)
     Weighted average common and
       common equivalent shares
       outstanding - Diluted                                           7,356        7,356       21,033      23,396       23,450




                                        PREDECESSOR COMPANY                        COMPANY
                                      -----------------------     -----------------------------------------------
                                      DECEMBER 28,   JULY 27,     APRIL 4,    APRIL 3,    APRIL 1,      MARCH 31,     MARCH 30,
                                         1992          1993        1994        1995        1996           1997          1998
                                      ------------   --------     --------    --------    --------      ---------     ---------
                                                                     (IN THOUSANDS)
     BALANCE SHEET DATA:
     Cash and cash equivalents......  $   316       $   457      $  2,458    $  1,936    $ 17,941     $   2,811     $     787
     Working capital (deficit)......    1,881        (1,791)      (15,581)    (25,932)     44,336       (37,977)      (12,305)
     Total assets...................   14,883         9,363        24,069      39,489      97,893        54,819        18,487
     Notes payable..................       --         4,000        20,500      36,344          --        43,500        15,000
     Accumulated deficit............   (1,478)       (9,119)      (21,515)    (32,184)    (14,856)     (101,561)     (139,832)
     Total stockholders's equity
     (deficit)......................  $ 8,352       $ 1,638      $ (3,615)   $(14,284)   $ 66,274     $ (20,225)    $ (8,980)

----------

(1) References to the "Predecessor Company" refer to ROSS prior to its acquisition by Fujitsu.

(2) Effective July 28, 1993, the Company's fiscal year was changed to end on the Monday closest to March 31 to coincide with the fiscal year of its parent, Fujitsu. As used in this Annual Report, "Fiscal 1995," "Fiscal 1996," "Fiscal 1997" and "Fiscal 1998" refer to the Company's fiscal years ended April 3, 1995, April 1, 1996, March 31, 1997, and March 30, 1998,
    respectively. The Company's operating results for Fiscal 1998 are included in Fujitsu's consolidated financial statements for Fujitsu's "Fiscal 1997." Under Japanese convention, the fiscal year is denominated by the calendar year in which the fiscal year commences; under United States convention it is denominated by the calendar year in which the fiscal year ends. Thus the Company's "Fiscal 1998" and Fujitsu's "Fiscal 1997" both refer to the year ended on or about March 30, 1998.

(3) See Note 1 of Notes to Consolidated Financial Statements for an explanation of the computation of net income (loss) per common share. The Predecessor Company's net income (loss) per common share for the periods ended prior to Fujitsu's acquisition of the Company is not comparable to subsequent periods due to the different capitalization of the Predecessor Company and, therefore, has not been presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    The following tables set forth, in dollars and as a percentage of net sales, the historical results of operations for the fiscal year ended April 1, 1996 ("Fiscal 1996"), the fiscal year ended March 31, 1997 ("Fiscal 1997"), and the fiscal year ended March 30, 1998 ("Fiscal 1998").


                                           FISCAL         FISCAL         FISCAL
                                            1996           1997           1998
                                         ----------     ----------     ----------
                                                     (IN THOUSANDS)
 STATEMENT OF OPERATIONS DATA:
 Net sales .................................    $  100,805     $   83,104     $   42,057
 Cost of sales .............................        53,921        107,951         43,238
                                                ----------     ----------     ----------
   Gross profit (loss) .....................        46,884        (24,847)        (1,181)
                                                ==========     ==========     ==========
 Operating expenses:
   Research and development, net ...........        15,906         24,659          5,842
   Selling, general and administrative .....        10,495         31,137         16,889
   Write-down of property and equipment.....            --             --         11,203
   Write-down of investment in subsidiary...            --             --          1,080
   Amortization of goodwill ................         1,166          3,637             --
                                                ----------     ----------     ----------
      Total operating expenses .............        27,567         59,433         35,014
                                                ----------     ----------     ----------
 Income (loss) from operations .............        19,317        (84,280)       (36,195)
 Interest expense, net .....................        (1,474)        (1,472)        (2,076)
                                                ----------     ----------     ----------
 Income (loss) before income taxes .........        17,843        (85,752)       (38,271)
 Income tax provision (benefit) ............          (317)           953             --
                                                ----------     ----------     ----------
 Net income (loss) .........................    $   18,160     $  (86,705)    $  (38,271)
                                                ==========     ==========     ==========

   (As a percentage of net sales)

 Net sales .................................         100.0          100.0          100.0
 Cost of sales .............................          53.5          129.9          102.8
                                                ----------     ----------     ----------
   Gross profit (loss) .....................          46.5          (29.9)          (2.8)
                                                ----------     ----------     ----------
 Operating expenses:
   Research and development, net ...........          15.8           29.7           13.9
   Selling, general and administrative .....          10.4           37.5           40.2
   Write-down of property and equipment.....            --             --           26.6
   Write-down of investment in subsidiary...            --             --            2.6
   Amortization of goodwill ................           1.2            4.3             --
                                                ----------     ----------     ----------
      Total operating expenses .............          27.4           71.5           83.3
                                                ----------     ----------     ----------
 Income (loss) from operations .............          19.1         (101.4)         (86.1)
 Interest expense, net .....................          (1.5)          (1.8)          (4.9)
                                                ----------     ----------     ----------
 Income (loss) before income taxes .........          17.6         (103.2)         (91.0)
 Income tax expense (benefit) ..............          (0.3)           1.1
                                                ----------     ----------     ----------
 Net income (loss) .........................          17.9         (104.3)         (91.0)
                                                ==========     ==========     ==========

    General Overview -- 1998. In Fiscal 1998, the Company recorded $42.1 million in revenues versus $83.1 million and $100.8 million in Fiscal 1997 and Fiscal 1996, respectively. The reduction in sales reflected the migration of the Company's primary customers away from the Company's 32-bit products to 64-bit products sold by the Company's competitors, primarily Sun. As a result, despite the Company's cost reduction efforts and its successful negotiation of a $34.5 million development agreement with Fujitsu, the Company incurred a net loss of $38.3 million. The continued reduction in the level of sales resulted in a continued percentage increase in the manufacturing overhead associated with parts assembled by the Company, keeping the Company's gross profit below expectations. The aggregate losses incurred by the Company were primarily funded by bank loans guaranteed by Fujitsu. On September 30, 1997, the Company and Fujitsu concluded a recapitalization transaction, whereby the Company issued 500,000 shares of a new Series B Convertible Preferred Stock to Fujitsu and Fujitsu paid $50 million on behalf of the Company to The Dai-Ichi Kangyo Bank ("DKB") in partial payment of the Company's outstanding indebtedness to DKB in satisfaction of Fujitsu's obligation pursuant to certain loan guaranties provided by Fujitsu to DKB.

      As a result of the Company's continuing and substantial deterioration of its financial position, on June 1, 1998, the Company announced that it would commence an orderly shutdown of the its operations. As part of the preparation for the shutdown of the Company's business, the Company issued notices to its employees under the

Federal Workers Adjustment and Retraining Notification Act. Approximately 46% of the Company's domestic work force will be laid off as of July 31, 1998. In addition, in the absence of an agreement to sell the Company's Viper design operations on or before July 31, 1998, the Company intends to terminate such employees on July 31, 1998, as well. Due to the Company's continued financial deterioration and its inability to provide positive cash flow from operations, the Company recorded an $11.2 million charge for the write-down of certain property and equipment as circumstances indicate that the carrying amount of such assets may not be recoverable.


    Net Sales. Net sales decreased to $42.1 million in Fiscal 1998 from $83.1 million in Fiscal 1997, which decreased from $100.8 million in Fiscal 1996. The successive decrease in net sales in Fiscal 1998 and Fiscal 1997 from the level of sales achieved in Fiscal 1996 is primarily attributable to a continued decrease in sales to OEM microprocessor chip customers reflecting the lack of a major design win for the Company's Colorado 4 microprocessor products and to a lack of new products to match Sun's introduction of 64-bit products. Sales levels were also negatively impacted in Fiscal 1997 by turnover in sales and executive management. In 1997 the Company entered the systems market for workstations and servers in addition to its traditional business of providing microprocessor components. Sales of such systems were below the Company's expectations for 1997. The Company has ceased to offer system products for sale.

    During Fiscal 1998, 69% of the Company's net sales were derived from OEM customers (with Sun, Fujitsu and other OEMs accounting for 15%, 36%, and 18%, respectively, of total net sales). During Fiscal 1997, 66% of the Company's net sales were derived from OEM customers (with Sun, Fujitsu and other OEMs accounting for 28%, 22%, and 16%, respectively, of total net sales). During Fiscal 1996, 81% of the Company's net sales were derived from OEM customers (with Sun, Fujitsu and other OEMs accounting for 45%, 19% and 17%, respectively, of total net sales). The change in OEM sales mix for both Fiscal 1998 and 1997 reflect the continued reduced demand from Sun first experienced in Fiscal 1997 and the Company's diversification into other markets, including the systems market which the Company recently exited. Sales to Fujitsu decreased by 75% during the fourth quarter of Fiscal 1998 versus the quarterly average for the first three quarters of Fiscal 1998. As Sun and Fujitsu have historically accounted for a significant percentage of the Company's sales, the loss of such sales had a material adverse effect on the Company's business, financial condition and operating results.

    Gross Profit (Loss). The Company's gross profit as percentage of sales increased to a loss of 2.8% in Fiscal 1998 from a loss of 29.9% in Fiscal 1997. This increase primarily reflects the absence of a large charge for the write-down of inventory like that which was recorded in Fiscal 1997 and efforts to improve yields. During Fiscal 1998, the Company continued to incur, on a percentage basis, a high level of manufacturing overhead associated with parts assembly by the Company as a result of the continued reduction in the level of sales. Also, as a result of the Company's deteriorating financial position, in Fiscal 1998, the Company recorded a $7.3 million charge to write-off excess levels of inventory. The Company's gross profit as a percentage of net sales decreased to a loss of 29.9% in Fiscal 1997 from a profit of 46.5% in Fiscal 1996. This decrease is primarily the result of a $38.9 million charge for the write-down of inventory associated with lower speed microprocessor chips and associated semiconductors and MBus modules, including routine price degradation on older products; and to reductions in the valuation of inventory associated with workstation and server products which were ordered in anticipation of customer acceptance, which did not materialize to the degree anticipated by the Company, as well as a $5.2 million charge for the costs to cancel excess inventory purchase orders. In addition, gross profit was materially adversely affected by the Company's lack of new, higher-margin microprocessor and upgrade subsystem products, and also by an increase in manufacturing overhead associated with the assembly of fewer units in the later quarters of Fiscal 1997 in a larger manufacturing space occupied during the fourth quarter of Fiscal 1996.

    Research and Development. Research and development ("R&D") expense includes costs associated with the definition, design and development of new products. Net R&D expenses decreased to $5.8 million (13.9% of sales) in Fiscal 1998 from $24.7 million (29.7% of sales) in Fiscal 1997. This decrease was primarily attributable to a net reimbursement of $15.3 million in expenses relating to the Company's 64-bit Viper microprocessor development project, pursuant to a Development Agreement between the Company and Fujitsu (the "Viper Development Agreement"), as well as application of $2.0 million of payments from Fujitsu against R&D expenses pursuant to an additional development agreement between the Company and Fujitsu to produce a 32-bit processor "core." The

Company actually received $17.0 million from Fujitsu during Fiscal 1998 for its design efforts, but due to delays in its design schedule may be subject to a $1.2 million penalty and such penalty is reflected in the Company's financial statements (see discussion of Viper Development Agreement under "Future Operating Results"). To a lesser degree, this decrease also reflects the decrease in expenses in Fiscal 1998 related to the Company's 1997 entrance into the systems business. This decrease was partially offset by increases due to the addition of new personnel and related overhead and outside contractor expenses in the areas of new product design and new product development related to the Company's 32-bit "Colorado 4" and "Colorado 5" hyperSPARC(TM) and 64-bit "Viper" microprocessor designs. R&D expenses increased to $24.7 million (29.7% of sales) in Fiscal 1997 from $15.9 million (15.8% of sales) in Fiscal 1996. The increase in R&D expenses was primarily attributable to the addition of new personnel and related overhead in the areas of new product design, new product development and increased pre-production cost associated with qualifying new generation microprocessor products for production, and for new personnel and related overhead and outside contractor expenses for new product design and development related to the Company's Colorado 5 hyperSPARC(TM) and next generation Viper microprocessor designs. In Fiscal 1997, $2 million of payments from Fujitsu pursuant to a development agreement were applied against R&D expenses.

    Selling, General and Administrative. Selling, general and administrative ("SG&A") expenses decreased to $16.9 million (40.2% of sales) in Fiscal 1998 from $31.1 million (37.5 % of sales) in Fiscal 1997, which was an increase from $10.5 million (10.4% of sales) in Fiscal 1996. The increase in SG&A expenses during Fiscal 1997 and the subsequent decrease in Fiscal 1998 was primarily attributable to approximately $16.5 million in write-offs and increase in reserves associated with uncollectable accounts recorded in Fiscal 1997. In both Fiscal 1998 and 1997, the Company also experienced increases in legal and consulting expenses related to the negotiation of significant contracts and the hiring of new executive management.

    Write-down of Property and Equipment. As a result of the Company's continued financial deterioration, in accordance with Generally Accepted Accounting Principles, the Company recorded an $11.2 million write-down for long-lived assets since events and circumstances indicated that the assets were impaired. The impairment charge was the difference between the Company's carrying value and the estimated fair value of the assets. The Company estimated fair value through the use of a third party appraisal of the assets.

    Write-down of Investment in Subsidiary. As a result of the Company's continued financial deterioration and the Company's intention to close its Israeli operations, the Company recorded a $1.1 million charge for the write-down of its investment in its Israeli subsidiary.

    Amortization of Goodwill. Goodwill of $6.5 million arose in connection with the Company's acquisition by Fujitsu in 1993 and $0.6 million arose from the acquisition of the assets of PeQuR by RCC. These amounts are amortizable over six years resulting in $1.2 million of amortization in Fiscal 1996. During the fourth quarter of Fiscal 1996, the Company transferred its entire interest in RCC to Fujitsu resulting in the removal of $0.5 million of goodwill related to the acquisition of the assets of PeQuR. In Fiscal 1997, the Company amortized the remainder of the goodwill ($2.5 million) after reviewing its value in light of the losses incurred by the Company in Fiscal 1997 and cash flow projections.

    Net Interest Expense. Net interest expense of $2.1 million in Fiscal 1998 was higher than that which was incurred in both Fiscal 1997 and 1996, $1.5 million and $1.5 million, respectively, reflecting the higher debt levels incurred by the Company during the first six months of Fiscal 1998. See "Liquidity and Capital Resources."

    Income Tax Expense. Consistent with Fiscal 1997, in Fiscal 1998 the Company has established a 100% reserve against its deferred income tax asset in the amount of $41.2 million and will not record income tax expense or benefit until such time as the Company achieves sustained profitability (which is not expected). In Fiscal 1997 the Company incurred a significant loss. Based on the Company's losses in Fiscal 1997, the Company determined that it was more likely than not that it would not be able to use its entire income tax benefit in subsequent years. The Company also determined that it could not reasonably forecast the amount of such benefit it could use due to the significant changes being made with respect to its management and products. Accordingly, the Company applied a reserve of approximately $27.9 million against its deferred income tax asset. As of April 1, 1996, the Company had completely utilized its net operating loss carryforwards to that point for federal income tax purposes and, as a result, began accruing and paying regular federal income taxes. Current income tax expense for Fiscal 1996 was $1.9 million. Due to timing differences between book income and tax income, the Company recognized a deferred tax benefit of $2.2 million for book purposes during Fiscal 1996.

    Future Operating Results. As a result of the continuing and substantial deterioration of the Company's financial position, on June 1, 1998, the Company announced that it would commence an orderly shutdown of its operations. The decision was precipitated by a continuing decrease in revenues from the Company's sales of the its 32-bit products. The Company is exploring certain strategic alternatives, including an acquisition of the entire Company by a third party and the sale of various assets, including the Viper development team and associated intellectual property, Austin manufacturing operations and the Company's Design Center in Israel. To date, the Company has been unable to locate a buyer for the entire Company and believes it is highly unlikely that it will be able to do so. A letter of intent with respect to the sale of the manufacturing operations was entered into on June 25, 1998. In addition, the Company and Fujitsu are negotiating an asset purchase agreement pursuant to which Fujitsu will purchase certain intellectual property rights from the Company (with a royalty-free license back to the Company for some of those rights). Also, Fujitsu and the Company have reached an agreement in principle on the sale of the Company's Design Center in Israel to Fujitsu. There is no assurance that any further agreements will be reached or that agreements reached will close in accordance with their terms. In the absence of a sale of the entire Company, the Company intends to cease all of its operations by the end of calendar 1998.

    Under the plan approved by the Company's Board of Directors, it is anticipated that the Company will continue its operations, at a scaled back level, through the end of calendar year 1998. Under this plan, the Company hopes to avoid undue disruption to its customers, which will have an opportunity to place orders for their forecasted needs, which the Company will strive to meet. The Company believed that by endeavoring to keep its design and product engineers in place as well as a scaled-back test site, it would have a better chance of finding a buyer for the Company of all or part of its assets, including its intellectual property. The Company has formed a business unit, named BridgePoint, that contains its significantly scaled back sales, service and manufacturing operations employees, as well as the inventory related to its 32-bit products. It is currently anticipated that BridgePoint will serve the ROSS customers until year end and may be sold separately or as a part of the entire Company (a letter of intent with respect to the sale of the Bridgepoint operations was entered into on June 25, 1998).

      The Company at this time will seek to maximize its asset value for its creditors. While the Company hopes to pay all of its creditors in full, its ability to do so is dependent upon its ability to generate sufficient cash from the sale of products and assets. The Company believes that it is highly unlikely that there will be any funds or assets available for distribution to any stockholders.

    As part of the preparation for the shutdown of the Company's business, the Company has issued notices to its employees under the Federal Workers Adjustment and Retraining Notification Act. These notices provided advance notice to all employees of the scheduled termination of their employment in connection with the shutdown. Approximately 93 employees, or 46% of the Company's work force will be laid off as of July 31, 1998, excluding the approximately 30 full and part time employees at the ROSS Design Center in Israel. The Company's 64-bit "Viper" Development Team (including the Vice President of Engineering and the Chief Architect), the BridgePoint operations, sales and service personnel (including the Vice President of Manufacturing) and an administrative team (including the Chief Executive Officer, Chief Financial Officer and Corporate Controller), will continue to operate the smaller ROSS Company and pursue alternatives, although the Company intends to lay-off the Viper development team on July 31, 1998 if an agreement to sell those operations has not been reached by that time.

   Historically, the Company depended solely upon its majority stockholder, Fujitsu, for additions to capital necessary to continue its operations. On September 30, 1997, the Company concluded a recapitalization transaction with Fujitsu whereby the Company issued 500,000 shares of a new Series B Convertible Preferred Stock to Fujitsu and Fujitsu paid $50 million on behalf of the Company to DKB in partial payment of the Company's outstanding indebtedness to DKB and in satisfaction of Fujitsu's obligation pursuant to certain loan guaranties provided by Fujitsu to DKB. In connection with the recapitalization transaction, Fujitsu provided a guaranty for a $20 million line of credit from DKB, which expired on March 31, 1998. Both the credit facility and the guaranty have been extended to December 31, 1998. All of such line of credit had been borrowed by the Company as of June 15, 1998. There is no assurance that Fujitsu will agree to extend or renew the guaranty on its existing terms or otherwise. In the absence of a renewal or extension of the guaranty, the Company will default on the repayment of the line of credit as the Company does not have the capability to pay off the line of credit in the foreseeable future, if at all. See "Liquidity and Capital Resources."

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

   During Fiscal 1998, the Company failed to timely meet certain of the milestones set forth in the Viper Development Agreement. Fujitsu and the Company amended such Agreement to provide for a redefinition of the deliverables associated with such milestones. The Company does not anticipate attaining future milestones and is in potential default of the Agreement.

   The Company believes that the development of the Viper product is over 120 days behind the schedule provided in the Viper Development Agreement. If Fujitsu accepts any milestone set forth in the Viper Development Agreement more than thirty days later than the due date set forth in that Agreement, the Company must accrue a penalty of 10% of the payment from Fujitsu to the Company for milestone achievement, subject to modification under certain circumstances. Should the Company achieve First Customer Ship ("FCS") on or before the date set forth in the Agreement, all penalties are waived. Since the Company will not achieve FCS on or before the agreed date, it has accrued penalties aggregating $1.2 million for late deliveries in Fiscal 1998, which are reflected in the accompanying financial statements. Penalties for later milestones may also be accrued if the Company cannot accelerate its development activities. Pursuant to the Viper Development Agreement, Fujitsu may also terminate the Agreement if its acceptance of a milestone, as defined in the Agreement, is more than 120 days later than specified in the Agreement. The Company and Fujitsu are in negotiations to terminate the Viper Development Agreement and the Company believes it is likely that such penalties will be waived.

LIQUIDITY AND CAPITAL RESOURCES

    The Company experienced significant negative cash flows during Fiscal 1998. Historically, the Company has been dependent on Fujitsu for its capital requirements. In November 1996 the Company established a "New Credit Facility" with DKB for a maximum principal amount of $25 million; in February 1997 such New Credit Facility was increased to a maximum of $50 million. The New Credit Facility was scheduled to expire on March 31, 1998, and was guaranteed by Fujitsu until that date. In September 1997, a separate $10 million "Additional Credit Facility" was established with DKB. This Additional Credit Facility expired on September 30, 1997. On September 29, 1997, the principal amount outstanding under both credit facilities was $56.0 million, with $50 million due on December 31, 1997, and $6 million due on September 30, 1997. On September 30, 1997, the Company concluded a recapitalization transaction with Fujitsu, whereby the Company issued 500,000 shares of a new Series B Convertible Preferred Stock to Fujitsu and Fujitsu paid $50 million on behalf of the Company to DKB in partial payment of the Company's outstanding indebtedness to DKB in satisfaction of Fujitsu's obligation pursuant to certain loan guarantees provided by Fujitsu to DKB. In connection with the recapitalization, Fujitsu provided a guarantee for a replacement credit facility with DKB for a maximum principal amount of $20 million (which replaces the previous "New Credit Facility"). As noted above under "Future Operating Results", the line of credit and guaranty was scheduled to expire on March 31, 1998, but have been extended to December 31, 1998. As of June 15, 1998, the Company has borrowed the maximum $20 million of available credit provided by the existing credit facility. There is no assurance that DKB will renew the line of credit or that Fujitsu will agree to extend or renew the guaranty, on their existing terms or otherwise. In addition, there can be no assurance that the Company will not experience negative cash flow from operations and the Company may in the future be required to seek additional external sources of financing to fund the shutdown of its operations, which it does not believe it will be able to obtain from Fujitsu or any other third party. Although the Company hopes it will have sufficient funds from sales of its inventory and assets to fund an orderly shutdown of its operations, the Company may be forced to seek protection under Federal bankruptcy laws.

    On May 18, 1998, the Company was informed by the Nasdaq National Market of the Company's failure to maintain certain listing requirements - failure to maintain a closing bid price of greater than or equal to $1.00 per share and failure to maintain a market value of public float greater than or equal to $5 million. If the Company is unable to demonstrate compliance with these two rules before August 13, 1998, the Company's securities will be delisted at the opening of business on August 17, 1998. The Company does not believe that it will be able to demonstrate compliance with such rules by the August 13, 1998 deadline. The Company's Common Stock would continue to trade on the over-the-counter bulletin board market maintained by the Nasdaq National Market.

    The Company's principal source of liquidity as of March 30, 1998, consisted of $.8 million of cash and $5.0 million of unused credit availability pursuant to its loan with DKB (the Company currently has no availability under this credit facility). As of March 30, 1998, the Company had negative working capital of $12.3 million, an accumulated deficit of $139.8 million and stockholders' deficit of $9.0 million.

    During both Fiscal 1998 and Fiscal 1997, the Company extended payment terms with many suppliers in order to increase the availability of on-hand cash. As a result, the Company experienced difficulty in procuring inventory and subcontract manufacturing services from some suppliers. Although relations with some suppliers have improved given the more standard payment terms adhered to by the Company during the last six months of Fiscal 1998, there can be no assurance that the Company's various suppliers will continue to ship supplies to the Company or that if they will ship supplies to the Company, that the associated purchase terms will be favorable to the Company

    During Fiscal 1998, operating activities used cash of $16.9 million, compared with $52.5 million of cash in Fiscal 1997, due primarily to a net loss of $86.7 million in Fiscal 1997 compared with a net loss of $38.3 million in Fiscal 1998. In Fiscal 1998, net inventory decreased $8.5 million primarily as a result of a write-down for excess inventory. Accounts payable decreased $13.1 million due to the Company's substantial borrowing during Fiscal 1998. The Company's payable to Fujitsu decreased similarly.

    The Company's investing activities in Fiscal 1998 used $6.2 million of cash, a decrease from approximately $6.3 million for Fiscal 1997.

    Cash generated by financing activities decreased by $22.7 million in Fiscal 1998 from $43.7 million in Fiscal 1997. In Fiscal 1997 the Company borrowed $43.5 million under the New Credit Facility from DKB.

    The Company's payment terms with Fujitsu for purchases of silicon wafers and MDPs are longer than those generally available from other suppliers. Although the Company believes that such payment terms will not change in the near future, there can be no assurance that Fujitsu will continue to extend such favorable terms to the Company. Shorter payment terms would increase the Company's cash requirements.

    The Company projects that total payments under all operating leases currently in place will be approximately $1.9 million and $1.1 million for each of Fiscal 1999 and 2000, respectively. These leases primarily cover the Company's existing administrative and test facilities. The Company anticipates canceling or subleasing all of its leases on or before the end of calendar 1998.

    The Company does not intend to incur any significant additional capital expenditures during the next 12 months.

    The Company's consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has experienced recurring losses from operations and is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations, which raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

    As previously stated, the Company has begun an orderly shutdown of its operations. As part of the shut down process, the Company intends to generate cash from EOL sales of inventory and assets and does not believe that it will be able to obtain any other type of financing for the shutdown of its operations. The Company's failure to obtain sufficient additional cash could make it impossible to conduct an orderly shutdown of its operations, forcing the Company to seek protection under the Federal bankruptcy laws.

IMPACT OF YEAR 2000 ISSUE

    The Year 2000 issue results from the fact that many computer programs were previously written using two digits rather than four to define the applicable year. Programs written in this manner may recognize a date ending in "00" as the year 1900 rather than the year 2000. As the Company intends to complete an orderly shutdown of its operations by the end of calendar 1998, this issue is not expected to impact upon its internal operations. As a manufacturer of microprocessors, the Company does not sell any software and accordingly, does not provide any warranty for the Year 2000. The Company formerly sold system products and as part of such sales acted as a reseller of certain third party software. The Company provided no warranties regarding Year 2000 compliance on any products it resold.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Consolidated Financial Statements of ROSS Technology, Inc. and Subsidiary, and the report of independent auditors, are listed at Item 14 and are included beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

    The following is a list of certain biographical information for the persons currently serving as Board of Directors and or Executive Officers of the Company. All ages are as of June 26, 1998.

    FRED T. MAY, 61, has served as Chairman of the Board of the Company since March 1997, and served as Acting President and Chief Executive Officer from March 1997 until May 1997. Mr. May has served as a Director of the Company since 1991 (except for the period from July 1993, when Fujitsu acquired the Company, to December 1993), and served as Secretary of the Board from February 1994 until October 1995. He retired from IBM in 1987 after serving 26 years in various positions including Vice President of Engineering and Vice President of Product Development for the Office Products Division, Development Laboratory Director in Austin, Texas, and Development Engineering Manager for Advanced IBM Workstations. Mr. May was on the staff of the Electrical and Computer Engineering Department of the University of Texas at Austin from 1987 to 1993. Mr. May holds as B.S. in Electrical Engineering from the University of Kentucky and a M.S. in Electrical Engineering from the University of Tennessee, and has over 30 years of experience in the computer industry. He has also been self-employed as a management consultant since 1987.

    RYUSUKE HOSHIKAWA, 55, has served as Director of the Company since 1993. He joined Fujitsu in 1968 and is presently a Director of Fujitsu and the Group President of Fujitsu's LSI Products Group. Prior to holding that position, Mr. Hoshikawa held various engineering and management positions with Fujitsu including that of Group Senior Vice President of its Logic LSI Group, General Manager of its Logic LSI Design Division and Manager of the IC Design Group. Mr. Hoshikawa graduated from Hokkaido University with a Masters degree in Electronics.

    MASAHIRO SAIDA, 53, has served as a Director of the Company since 1993. He joined Fujitsu in 1967 and is presently the Senior Vice President, Computer Systems Group and General Manager, File Systems Division. Prior to holding that position, Mr. Saida held various engineering and management positions with Fujitsu including that of Deputy Group Manager of Fujitsu's Computer Systems Group, Manager of Workstation Development and General Manager of its Open Systems Division. Mr. Saida graduated from Kyoto University with a degree in Electronics.

    JACK W. SIMPSON, Sr., 56, has served as President and Chief Executive Officer and a Director of the Company since May 1997. Mr. Simpson was the President of the Network Systems Group of Scientific-Atlanta, Inc., an electronics company, from October 1993 until May 1997. He was President of Infobyte, Inc., a consulting firm, from December 1992 until October 1993. He served as President of Mead Data Central (now Lexis-Nexis, Inc.), a wholly owned subsidiary of the Mead Corporation from 1982 to 1992. Mr. Simpson graduated from the University of Kentucky with an B.S. and a M.S. in Electrical Engineering.

    YASUSHI TAJIRI, 52, has served as a Director of the Company since 1993. He joined Fujitsu in 1970 and is presently Senior Vice President of Amdahl Corporation, a wholly owned subsidiary of Fujitsu. Prior to holding that position, Mr. Tajiri held various management positions with Fujitsu including that of General Manager of Fujitsu's Strategy and Planning Division Marketing group and General Manager of its Business Development Division, International Computer Business Group, Manager of its Information Systems Division, International Operations Group, and Manager of its Business Development Department II, International Operations Group. Mr. Tajiri graduated from Otaru Business College with a degree in Commerce.

    EDWARD F. THOMPSON, 60, has served as a Director of the Company since 1995. He also serves as a Senior Advisor to Fujitsu and acts as an independent board member for or advisor to various other Fujitsu subsidiaries. From 1976 to 1994, Mr. Thompson was employed by Amdahl Corporation (a manufacturer of mainframe computers which is wholly owned by Fujitsu) in Sunnyvale, California, where he held various management positions including Chief Financial Officer and Corporate Secretary, as well as Chairman of the Board of its subsidiary, Amdahl Capital Corporation. Mr. Thompson presently serves on the Boards of Directors of HaL Computer Systems, Inc. and Fujitsu Computer Products of America, Inc., each of which is a subsidiary of Fujitsu. He also serves as Chairman of the Board of Directors of Systems Integrators Incorporated, which is not affiliated with Fujitsu. Mr. Thompson has over 30 years experience in the computer and high technology fields. Mr. Thompson holds a B.S. in Aeronautical and Astronautical Engineering from the University of Illinois and an M.B.A. from Santa Clara University.

    SEIICHI YOSHIKAWA, 52, has served as a Director of the Company since 1996. He joined Fujitsu in 1969 and is presently the Group Senior Vice President of Legal and Industry Relations. Prior to holding that position, Mr. Yoshikawa served in a number of positions with Fujitsu, including Group Senior Vice President of Fujitsu's Legal and Industry Relations Group. Mr. Yoshikawa graduated from Tokyo University with a degree in law.

    FRANCIS S. (KIT) WEBSTER III, 52, joined the Company in April 1997 as the Chief Financial Officer and Secretary of the Company. Mr. Webster was President of Nirvana Systems, Inc., a PC-based securities analysis software developer in Austin, from 1995 to 1997. Prior to joining Nirvana Systems, Mr. Webster served as President and Chief Operating Officer of U.S. Medical Products, Inc., an Austin-based manufacturer and distributor of orthopedic implants from 1992 to 1994, and from 1984 to 1994 as Senior Vice President and Chief Financial Officer of the Continuum Company, Inc., an Austin-based provider of software and services to the insurance industry. Mr. Webster is a Certified Public Accountant and graduated from Rice University with a M.E.E. in Electrical Engineering in 1968.

    MICHELL K. ALSUP, 45, the Company's Chief Architect, joined the Company in 1991 and since that time has been responsible for architectural development of the latest generation of hyperSPARC(TM) microprocessors and the Company's next generation "Viper" microprocessor. Prior to joining the Company, Mr. Alsup spent 10 years at Motorola, Inc., where he acted as, among other things, the principal designer of Motorola's 88000 line of microprocessors. Mr. Alsup spent three years at NCR where he served as a project leader. Mr. Alsup graduated from Carnegie-Mellon University in 1975 with a B.S. in Electrical Engineering.

    FRANK A. BAFFI, 47, joined the Company as the Vice President of Sales in April 1997. Mr. Baffi was the Vice President, Worldwide Sales, of Crystal Semiconductor, a manufacturer of semiconductor chips based in Austin,

Texas, from 1994 to 1997. From 1993 to 1994, Mr. Baffi was Western Regional Sales Manager of Quality Semiconductor of San Jose, California, a manufacturer of semiconductor chips, and from 1991 to 1993 Mr. Baffi was Southwest Regional Vice President for Bell Microproducts of Milpitas, California, an electronics distributor. Mr. Baffi graduated from Long Island University with an M.S. in Electrical Engineering. Mr. Baffi has been laid off effective July 31, 1998.

    JOE D. JONES, 40, joined the Company in 1991 as the Director of Quality Assurance, in 1993 assumed the position of Vice President of hyperSPARC(TM) Operations and in 1995 became Vice President of Operations. Mr. Jones performs production control, outside manufacturing management and customer quality engineering functions for the Company. Prior to joining the Company, Mr. Jones served as Qualilty Assurance Manager with Cypress Semiconductor, a producer of semiconductor electronic devices, for five years, and in addition spent four years with Advanced Micro Devices in various engineering and management positions. Mr. Jones holds a B.S. in Chemical Engineering from the University of Texas at Austin and has approximately 15 years of experience in the semiconductor industry.

    TREVOR S. SMITH, 45, is one of the founders of the Company and served as its Vice President of Design from its inception in 1988 until 1996 and Vice President of Development from 1996 until June 1997, when be became Vice President of Engineering. Prior to founding the Company, he spent three years with Motorola, serving as, among other things, manager of MPU standard cell cores and cell library development, and three years at ICL Limited, a European computer design and manufacturing company, where he served as manager of CPU development for Emitter Coupled Logic and CMOS mainframe CPUs. Mr. Smith holds a B.Sc. in Physics and Electronic Engineering from the University of Manchester, England, and has over 19 years of experience in the computer and microprocessor industry.

    CARTER L. GODWIN, 32, joined the Company is 1992 as a financial analyst and has since held various other positions with the Company including Accounting Manager and his current position of Chief Accounting Officer and Corporate Controller. From 1988 to 1991, Mr. Godwin worked as a staff accountant for Price Waterhouse LLP. Mr. Godwin is a Certified Public Accountant and graduated from the University of Texas at Austin with a B.B.A. in Accounting.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Under Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Directors and officers of the Company and persons who beneficially own more that 10% of the Company's Common Stock are required to file with the Securities and Exchange Commission and the Company reports of ownership, and changes of ownership, of the Company's Common Stock. Based solely on a review of the reports received by it, the Company believes that, during Fiscal 1998, all Directors, officers and greater than 10% beneficial owners complied with all applicable filing requirements under Section 16(a), except that (i) Fujitsu Limited did not file an Annual Statement of Changes in Beneficial Ownership of Securities for Fiscal 1998 and (ii) the Annual Statement of Changes in Beneficial Ownership of Securities for each of the Company's directors and executive officers was filed one day late. For the Company's directors and executive officers, the number of transactions which were reported late was (i) one, in the case of Messrs. Hoshikawa, Saida, Simpson, Tajiri, Thompson and Yoshikawa (relating, in Mr. Simpson's case to an option grant, and, in the case of the others, to the yearly automatic director option grant); (ii) two, in the case of Messrs. Alsup, Godwin, Jones and Smith (relating to option repricing and a single new option grant); (iii) three, in the case of Messrs. Baffi and May (relating, in Mr. Baffi's case, to one stock purchase, one option grant and option repricing,and, in Mr. May's case, to the yearly automatic director option grant, one option grant and option repricing; and (iv) four, in the case of Mr. Webster (relating to three option grants and option repricing).

ITEM 11. EXECUTIVE COMPENSATION

    The following Summary Compensation Table sets forth the compensation earned by each person who served as the Company's President and the four other most highly compensated executive officers of the Company whose annual salaries and bonus exceeded $100,000 in total during Fiscal 1998 (collectively, the "Named Officers") for services rendered in all capacities to the Company and its subsidiaries for that and the previous year:

                           SUMMARY COMPENSATION TABLE


                                                             ANNUAL                           LONG-TERM
                                                        COMPENSATION ($) (*)                 COMPENSATION
                                                      ----------------------                 ------------
                                                                                    SECURITIES
                                                                                    UNDERLYING            ALL OTHER
    NAME AND PRINCIPLE POSITION       FISCAL YEAR     SALARY       BONUS (1)        OPTIONS (2)          COMPENSATION
    ---------------------------       -----------     ------       ---------        -----------          ------------
Fred May (3).......................       1998          --             --               182,000             150,667 (8)
    Chairman of the Board .........       1997          --             --                 2,000              70,083 (9)
Jack W. Simpson, Sr................       1998        266,189       200,000 (4)       1,000,000             479,564 (5)
    President and CEO..............       1997          --             --                --                   --
 Frank A. Baffi....................       1998        156,923       110,458             250,000               --
    Vice President of Sales........       1997          --             --                --                   --
 Trevor S. Smith (10)..............       1998        220,100        30,000             144,445              38,729 (6)
    Vice President of Engineering..       1997        208,426       208,426 (7)          44,444               --
 Mitchell K. Alsup (10)............       1998        217,508        30,000             135,556               --
    Chief Architect................       1997        217,508       217,508 (7)          35,556               --
Francis S. (Kit) Webster III.......       1998        158,154        75,000             250,000               --
    Chief Financial Officer and ...       1997          --             --                --                   --
    Secretary

-------------

(*) Certain of the Named Officers received personal benefits in addition to salary and cash bonuses, including car allowances. However, the aggregate amount of such personal benefits for any Named Officer did not exceed the lesser of $50,000 and 10% of the total of the annual salary and bonus reported for such Named Officer.

(1) Except as otherwise noted, reflects bonuses earned based upon attainment of goals established by the Company's Board of Directors.

(2) Messrs. Alsup and Smith option grants include replacement options to purchase 35,556 shares and 44,444 shares of Common Stock, respectively, which were originally issued in February 1997. This action was part of the implementation process to reprice the Company's outstanding stock options as authorized by the Company's Board of Directors. All other grants in Fiscal 1998, represent options authorized by the Company's Board of Directors in accordance with the Company's Stock Option Plan. For Messrs. Webster and Baffi a portion of their Fiscal 1998 grants were both issued and repriced during Fiscal 1998.

(3) Compensation information is included regarding Mr. May because he served as the Company's Acting President and Chief Executive Officer from March 3, 1997 to May 21, 1997. Includes compensation earned by Mr. May in his capacity as a Director.

(4) Includes $130,000 designed to replace the bonus Mr. Simpson would have received from his former employer.

(5) Consists of (i) $374,071 for the funding of a deferred annuity designed to replace the SERP plan of his former employer; (ii) $79,662 for life insurance premiums for the purpose of replacing Mr. Simpson's prior policy with his former employer and (iii) $25,831 for temporary living expenses.

(6)      Consists of payment of accrued vacation balance.

(7) Reflects bonuses earned pursuant to then-existing employment agreements.

(8) Consists of (i) $50,000 paid to Mr. May as a consulting fee for his services during Fiscal 1998 as Acting President and Chief Executive Officer of the Company and (ii) $100,667 of Directors and Chairman fees. Mr. May's compensation for his services as Acting President and Chief Executive Officer was in lieu of any Directors' fees he would have been otherwise entitled to during the period of such services.

(9) Consists of (a) $25,000 paid to Mr. May as a consulting fee for his services during Fiscal 1997 as Acting President and Chief Executive Officer of the Company and (b) $45,083 of Directors' fees. Mr. May's compensation for his services as Acting President and Chief Executive Officer was in lieu of any Directors' and Chairman fees he would have been otherwise entitled to during the period of such services.

(10) Messrs. Alsup and Smith received the above-described compensation for Fiscal 1996 and a portion of Fiscal 1997 pursuant to employment agreements with the Company, which expired in accordance with their terms on June 30, 1996. Messrs. Alsup and Smith continue to be employed by the Company without employment agreements.


EMPLOYEE RETENTION AND SEVERANCE PLAN

    As previously discussed, the Company has commenced an orderly shutdown of its operations. In conjunction with this process and in order to provide certain employees with an incentive to continue his or her employment with the Company, the Company adopted an Employee Retention and Severance Plan (the "Retention Plan"). Also as part of the orderly shutdown, the Company provided severance packages to all eligible terminated employees as required by its general severance policy. All of the executive officers, excluding Frank Baffi, have been retained pursuant to individual retention agreements. Given the Company's uncertain financial position, retention agreements were provided by the Company to such executive officers to provide incentive so that the key personnel necessary to effect the sale of the Company's assets remained with the Company until such time that their services are no longer required. The total cost of the Retention Plan and severance packages totals $5.2 million, of which $3.2 million related to prior contractual obligations of the Company and obligations of the Company under its general severance policy. The retention amounts applicable to the Named Officers are set forth in the following table, excluding any amounts otherwise due under employment agreements (see "Employment Agreements and Change-in-Control Arrangements"):


                        EXECUTIVE RETENTION AND SEVERANCE

             Jack W. Simpson ...............    $       576,854
             Francis S. (Kit) Webster III ..    $       185,000
             Mitchell K. Alsup .............    $       250,000
             Trevor S. Smith ...............    $       250,000

    In general, the individual retention letters issued to the Company's executive officers and other eligible employees (namely, the members of the Company's "Viper" development design team, the BridgePoint manufacturing, operations and customer service personnel and certain administrative personnel) entitle such officer or employee to receive certain retention and severance payments so long as, among other things, such officer or employee maintains his or her employment with the Company through a specified date. Certain of the individual retention letters also require the affected officer or employee to continue his or her employment with the Company or a successor to certain of its operations in order to be eligible to receive a retention and/or severance payment. Fujitsu has provided assurances to the Company regarding payment of such individual retention amounts predicated each such employee's entitlement to such retention amount.

OPTION GRANTS DURING FISCAL 1998

The following table lists the stock options granted to the Named Officers during Fiscal 1998:


                                      INDIVIDUAL GRANTS (a)
                         -------------------------------------------------        POTENTIAL REALIZABE
                                                                                        VALUE AT
                           NUMBER OF    % OF TOTAL                                  ASSUMED ANNUAL
                          SECURITIES      OPTIONS                               PRICE APPRECIATION
                          UNDERLYING     GRANTED TO    EXERCISE                FOR OPTION TERM (b) ($)
                           OPTIONS      EMPLOYEES     PRICE PER EXPIRATION  ---------------------------------
                          GRANTED (#) IN FISCAL YEAR  SHARE ($)    DATE         0%          5%        10%
                         ------------ -------------- ---------- ----------  ----------- --------- -----------
Jack Simpson..........     1,000,000      20.72            (1)   12/10/07     202,000     871,115   1,896,749
Kit Webster (2).......       250,000       5.18         1.063    12/10/07       --        167,129     423,537
Mitchell K. Alsup (2).       135,556       2.81         1.063    12/10/07       --         90,621     229,652
Trevor  S.  Smith (2).       144,445       2.90         1.063    12/10/07       --         96,564     224,711
Frank Baffi (2).......       250,000       5.18         1.063    12/10/07       --        167,129     423,537

(a) These options were granted under the Stock Option Plan with an exercise price equal to the closing price of the Company's Common Stock on the Nasdaq National Market System on the date of grant (except for options to purchase 200,000 shares granted to Mr. Simpson with an exercise price equal to $0.05). The table does not include a grant to Fred T. May on February 17, 1998 of options to purchase 180,000 shares of the Company's Common stock with an exercise price of $1.0625 per share and vesting one-third on the date of the grant with the remainder vesting ratably over the next 24 months. Mr. May received such grant in his capacity as the Company's Chairman of the Board.

(b) The amounts shown are not the values of the options on the date they were granted. Instead, these are hypothetical future values based on the difference between the option exercise price and the assumed future Common Stock price at the end of the 10-year term of the options using hypothetical rates of annual stock price appreciation of 0%, 5% and 10%, respectively. It is highly unlikely that the appreciation rates specified in the table will occur.

(1) Exercise price per share for Mr. Simpson' options are as follows: 200,000 as $.05 per share and 800,000 shares at $1.063 per share.

(2) Messrs. Alsup and Smith's option grants include replacement options to purchase 35,556 shares and 44,444 shares of Common Stock, respectively, which were originally issued in February 1997. All Named Officers, excluding Mr. Simpson, received option grants during Fiscal 1998 which were subsequently relinquished in order to effect the repricing of such options and such option grants were replaced with an equivalent number of new option grants priced at $1.063

    Options granted to the Named Officers in Fiscal 1998 (other than the options issued to Mr. Simpson pursuant to his employment agreement) vest one-fourth, one year from the grant date, with the remaining three-fourths to vest in thirty-six equal monthly installments, and may be exercised as to the vested portion beginning one year after the grant date (for vesting information relating to Mr. Simpson's options, see "Employment Agreements and Change-in-Control Arrangements"). In addition, all of the options will vest in connection with a "Major Event" (as defined in the Stock Option Plan) relating to the Company, which will be deemed to have occurred if (a) any person or group other than Fujitsu or its affiliates becomes the beneficial owner of securities of the Company, or of any entity resulting from a merger or consolidation of the Company, representing more than 50 percent of the combined voting power of the Company or such entity, (b) Fujitsu or its affiliates directly or indirectly acquire all of the outstanding Common Stock of the Company, or (c) a merger, consolidation, or reorganization to which the Company is a party, or a sale of substantially all of the assets of the Company, is consummated, if persons who are not stockholders of the Company immediately before the consummation of such transaction or Fujitsu or its affiliates are the beneficial owners, immediately following the consummation of such transaction, of more than 50% of the combined voting power of the outstanding securities of the Company or the entity resulting from such transaction. The options expire 10 years from the date of grant, six months after termination of employment, or eighteen months after termination of employment due to the death or permanent disability of the optionee (subject, in the case of Mr. Simpson, to certain additional conditions and exceptions as required by his employment agreement).

EMPLOYMENT AGREEMENTS AND CHANGE-IN-CONTROL ARRANGEMENTS

    Effective May 21, 1997, Mr. Simpson was hired as the Company's President and Chief Executive Officer. In conjunction with his employment, the Company entered into a four-year employment agreement with Mr. Simpson (which replaced the letter agreement previously entered into by the Company and Mr. Simpson and which, among other things, provided that the Company and Mr. Simpson would enter into a four-year employment agreement). The Company offered Mr. Simpson an attractive compensation package in order to convince him to leave Scientific Atlanta, Inc. ("SFA") after three and a half years as President of Network Systems at that company. Pursuant to this arrangement, Mr. Simpson's base salary for Fiscal 1998 was computed based upon an annual rate of $349,960, with an annual review for merit purposes. Mr. Simpson is also eligible to receive bonuses based on the Company's meeting certain predetermined goals and objectives set by the Board, up to a maximum of 100% of his base salary based on the Company's exceeding goals by 50% and/or tied directly to the Company's stock price. Pursuant to the employment arrangement, Mr. Simpson received a replacement bonus of $130,000, life insurance with a face value equal to three times his annual salary and bonus, and a deferred annuity targeted to yield approximately $150,000 per year at age 60, to replace salary, insurance policies, and SERP plans he had while an officer at SFA. Mr. Simpson is also eligible for the Company's standard holiday and benefits programs.

    Among other things, the employment agreement obligated the Company to grant Mr. Simpson 100,000 stock options at an exercise price of $.05 per share, vesting 50% on April 1, 1998 and 50% on April 1, 1999; 400,000 stock options at an exercise price equal to the closing price of the Company's Common Stock on the Nasdaq National Market System on Mr. Simpson's date of hire, which price was $2.437, and vesting 100,000 immediately, and the remainder at a rate of 6,250 per month over the next four years (these options were not formally granted by the Company until December 10, 1997, at which time such options were issued with an exercise price equal to the closing price of the Company's Common Stock on that date); and 100,000 performance-related stock options at an exercise price of $.05 per share, vesting 50% when the average closing price of the Company's Common Stock exceeds $4.00 per share, and 50% when such average closing price exceeds the price on Mr. Simpson's date of hire by $7.00 per share. The grants of options to Mr. Simpson were conditioned upon stockholder approval of the amendment and restatement of the Company's Stock Option and Restated Stock Purchase Plan 2.0 as the Stock Option Plan which, among other things, increased the number of shares of Common Stock which may be issued pursuant to such plan.

    Except for his performance-related options, all of Mr. Simpson's options will vest in the event of a Major Event. The options will expire 10 years from the date of grant, six months after termination of employment, or eighteen months after termination of employment due to the death or permanent disability of Mr. Simpson (subject to certain exceptions). In the event Mr. Simpson's employment is terminated without cause (or if Mr. Simpson terminates his employment voluntarily following the occurrence of a Major Event following which the Company ceases to be a public company (a "Going Private Event")), the Company will continue to pay his direct compensation and to fund insurance and medical benefits for a period of 24 months. Mr. Simpson's stock options, excluding performance-related stock options, will continue to vest for the twenty-four month period. In addition, if Mr. Simpson is terminated without cause (or if Mr. Simpson terminates his employment voluntarily following the occurrence of a Going Private Event), the Company will fund Mr. Simpson's annuity for a minimum of 24 months from Mr. Simpson's hire date (with a day-for-day extension for each day that Mr. Simpson continues his employment with the Company after the consummation of a Going Private Event). Mr. Simpson may also be terminated for cause without any severance benefits, provided that he is properly alerted and given fair opportunity to explain or correct the stated cause. "Cause" is restricted to actions or events where Mr. Simpson has responsibility and accountability.

    Pursuant to a letter agreement dated April 1, 1997 (as subsequently amended), Mr. Webster was hired as the Company's Chief Financial Officer (and was subsequently appointed Secretary) at a base salary of approximately $150,000 (later increased to $185,000). Mr. Webster may also earn an incentive bonus of up to $100,000, with the qualifying standards to be determined by mutual agreement of Mr. Webster, the Company's Chief Executive Officer and the Human Resources Committee of the Board of Directors. Mr. Webster is also eligible to participate in the Stock Option Plan. Pursuant to his letter agreement, Mr. Webster received an initial grant of 100,000 options under the Stock Option Plan at an exercise price of $1.625 per share, the closing price of the Company's Common Stock on the NASDAQ National Market System on April 16, 1997, the first date of Mr. Webster's employment. Mr. Webster also received an additional grant of 150,000 options under the Stock Option Plan in Fiscal 1998 (excluding grants of 100,000 replacement options to effect a repricing of outstanding stock options). All of Mr. Webster's options will vest upon the occurrence of a Major Event. If Mr. Webster's employment is terminated without cause (or if

Mr. Webster voluntarily terminates his employment following the occurrence of a Going Private Event), the Company will continue to pay his base salary for a period of twelve months following the date of termination.

    Pursuant to a letter agreement dated April 12, 1997 (as subsequently amended), Mr. Baffi was hired as the Company's Vice President of Sales at a base salary of approximately $170,000, subject to merit review during the Company's merit review cycle. Mr. Baffi is also eligible for a sales commission plan of up to 100% of his base salary, with the qualifying standards to be determined by mutual agreement of Mr. Baffi, the Company's Chief Executive Officer and the Human Resources Committee of the Board of Directors. Mr. Baffi is also eligible to participate in the Stock Option Plan. Pursuant to his letter agreement, Mr. Baffi received an initial grant of 150,000 options under the Stock Option Plan at an exercise price of $1.812 per share, the closing price of the Company's Common Stock on the NASDAQ National Market System on April 28, 1997, the first date of Mr. Baffi's employment, such options to vest 25% after one year of employment, with the remainder vesting ratably over the next three year period. All of Mr. Baffi's options will vest upon the occurrence of a Major Event. In Fiscal 1998, Mr. Baffi also received an additional grant of 100,000 options under the Stock Option Plan (excluding grants of replacement options to effect a repricing of outstanding stock options). If Mr. Baffi's employment is terminated without cause, the vesting of Mr. Baffi's stock options will be accelerated by twelve months. In addition, if Mr. Baffi's employment is terminated without cause, or if Mr. Baffi voluntarily terminates his employment following the occurrence of a Going Private Event, the Company will continue to pay his base salary for a period of twelve months following the date of termination. In addition, pursuant to his letter agreement, a twelve month acceleration of Mr. Baffi's stock options will occur if, without Mr. Baffi's agreement, (a) Mr. Baffi's job is located outside the general area of Austin, Texas, requiring Mr. Baffi to relocate, (b) Mr. Baffi ceases to report directly to the Company's Chief Executive Officer or President, or (c) Mr. Baffi is no longer the senior corporate executive whose principal responsibility is the management and direction of the Company's sales function.

    The Company entered into employment agreements, effective June 1993, with Messrs. Alsup and Smith, which agreements expired in accordance with their respective terms on June 30, 1996. During the term of their respective agreements, Mr. Alsup served as the Company's Chief Architect and Mr. Smith served as the Company's Vice President of Design and later as Vice President of Development. Under their respective employment agreements, as of the end of Fiscal 1996, Messrs. Alsup and Smith were entitled to receive base salaries of $205,196 and $196,630 per year, respectively, each payable in bi-weekly installments. In addition, the agreements entitled Messrs. Alsup and Smith to certain life, health, dental insurance and other benefits, and to receive each year a minimum annual incentive bonus, which for the twelve months ending June 30, 1996 was equal to 100% of their then respective base salaries.

    Following the expiration of each of the above-listed employment agreements with Messrs. Alsup and Smith, each of such officers has continued to be employed by the Company in his current position without an employment contract (although commencing June 1997, Messrs. Alsup and Smith have each received letters from the Company which, among other things, confirm their salaries and provide for vesting of their options upon the occurrence of a Major Event).

    In addition, Messrs. Simpson, Webster, Alsup and Smith have received individual retention letters under the Retention Plan. See "Employee Retention and Severance Plan."

1995 QUALIFIED EMPLOYEE STOCK PURCHASE PLAN

    To provide employees with an opportunity to purchase Common Stock through payroll deductions, the Company established the 1995 Qualified Employee Stock Purchase Plan (the "ESPP"). The ESPP is intended to qualify for preferential tax treatment under Section 423 of the Code. Under the ESPP, the Company's employees, subject to certain restrictions described below, may purchase in the aggregate up to 40,000 shares of Common Stock at less than the fair market value of such shares.

    The ESPP is administered by the Stock Option Committee, and provides for consecutive 24-month offering periods, beginning every six months, with exercise dates at the end of each six-month period. The first 24-month offering period commenced August 1, 1996. Each eligible employee who enrolls at the commencement of any such offering period will be given an option to purchase shares during such period at the lesser of 85% of (a) the fair market value on the commencement date of the offering period or (b) the fair market value on the day prior to the last day of the six-month exercise period. In addition, if the fair market value of a share of Common Stock is lower at the end of any six-month exercise period than it was at the beginning of the 24-month offering period, a new 24-month offering period will automatically commence on the day after that exercise date and all participants will be automatically enrolled in a new 24-month offering period (unless the participant objects in writing prior to such re-enrollment). Purchases under the ESPP will be funded with deductions from a participating employee's compensation, which may not exceed 10% nor be less than 2% of such employee's compensation during any offering period. Further, no employee may be granted options to purchase more than $25,000 of fair market value of Common Stock during any calendar year.

    A total of 40,000 shares of Common Stock have been reserved for issuance under the ESPP, and, as of June 30, 1998, 33,175 shares of Common Stock have been issued under the ESPP.

401(k) PLAN

    Effective January 1, 1989, the Company implemented its 401(k) Plan and Trust (the "401(k) Plan"), pursuant to which each employee of the Company may elect to defer into the 401(k) Plan a percentage of his or her salary, not to exceed certain statutory limits. Each employee is eligible to begin participation in the 401(k) Plan on the first day of the first month coinciding with or following his or her date of hire by the Company. The Company may make discretionary contributions to the 401(k) Plan on behalf of any participating employee in an amount to be determined by the Board. Such discretionary Company contributions are 20% vested after two years of service and continue to vest at a rate of 20% per additional year of service thereafter. Salary deferral contributions are 100% vested when made. As of June 30, 1998, the Company had not made a contribution to the 401(k) Plan for Fiscal 1998 and does not expect to make such a contribution.

INDEMNIFICATION AGREEMENTS

    The Company has entered or will enter into separate indemnification agreements with each of its current Directors and officers that require the Company, among other things, to indemnify them against certain liabilities which may arise by reason of their status or service as Directors or officers. The Company believes that these agreements and its Certificate of Incorporation and Bylaw provisions regarding indemnification of Directors and officers are necessary to attract and retain qualified persons as Directors and officers.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    The Human Resources Committee consists of Messrs. Yoshikawa (Chairman), May, Tajiri and Thompson. None of Messrs. Yoshikawa, Tajiri and Thompson are or were officers or employees of the Company or any of its subsidiaries, while Mr. May is currently the Chairman of the Board of the Company and served as Acting President and Chief Executive Officer from March 1997 until May 1997 and received compensation therefor. None of the members of the Human Resources Committee had any other relationships which would require disclosure by the Company pursuant to Item 404 of Regulation S-K ("Certain Relationships and Related Transactions").

DIRECTOR COMPENSATION

    The members of the Board of Directors who are employed by Fujitsu or by the Company receive no separate remuneration for acting as Directors of the Company. The Board has implemented a policy pursuant to which Messrs. May and Thompson and all other Directors who are not employees of the Company or of any five percent stockholder of the Company are paid an annual fee of $10,000 per year for service on the Board of Directors, plus $10,000 per year for each committee on which such Director also serves ($25,000 in the case of the Ad Hoc Committee established by the Board of Directors to make recommendations to the full Board of Directors in connection with asset sales and similar transactions relating to the Company's shutdown plan). Each such Director is also paid $1,500 per day for in-person attendance at Board and committee meetings and $500 per day for telephonic attendance at such meetings (no meeting fees are paid for meetings of the Ad Hoc Committee). Mr. May did not receive any separate compensation for his services as a Director during the period he served as the Company's Acting President and Chief Executive Officer. Under the current policy, a Director's aggregate compensation (excluding reimbursement of expenses) for service as a Director for any calendar year may not exceed $100,000 (exclusive of amounts received for service on the Ad Hoc

Committee). Effective June 1997, Mr. May receives an additional $3,500 per month for his services as Chairman of the Board of the Company (which is not included in the $100,000 limit). The Board has the authority to revise this fee structure at its discretion.

    All Directors are entitled to receive reimbursement for expenses incurred in connection with service on the Board or Board committees. In addition, all Directors are eligible to participate in, and have received option grants under, the Stock Plan. The Stock Plan provides for the automatic grant of non-qualified stock options ("NSOs") to Directors who are not substantially full-time employees of the Company, including any Director who is an employee or designee of any stockholder if such stockholder permits the Director to hold the options as his or her personal property (a "Qualifying Director"). Each person who becomes a Qualifying Director after September 1995 will initially be granted an NSO to purchase 10,000 shares of Common Stock on the date he or she first becomes a Qualifying Director, which NSO shall vest ratably each month over four years and have a term of ten years from the grant date, unless he or she otherwise received Company options within one year prior to such date. In addition, on each August 31 thereafter, each Qualifying Director will receive another NSO to purchase an additional 2,000 shares of Common Stock (an "Annual Director Grant"), which will vest ratably each month during the 37th through 48th months following the grant date and have a term of ten years from the grant date. All such NSOs must have an exercise price not less than the per share fair market value on the date of grant. Qualifying Directors are also eligible to receive discretionary grants (from September 1995 to July 1997, Qualifying Directors were not eligible to receive discretionary grants). On February 17, 1998, the Company issued Mr. May options to purchase 180,000 shares of the Company's Common Stock at an exercise price equal to $1.0625 per share and vesting immediately as to one-third of the shares, with the remainder vesting ratably over the next twenty four months.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The following table sets forth as of June 30, 1998 information as to the beneficial ownership of the Company's Common Stock by (i) each person who is known by the Company to own beneficially more than 5% of its outstanding shares of Common Stock (for whom addresses are also provided), (ii) each of the Company's Directors, (iii) each Named Officer, and (iv) all Directors and executive officers of the Company as a group. In each instance, information as to the number of shares beneficially owned and the nature of ownership has been provided by the individual or entity identified or described and is not within the direct knowledge of the Company.

                  NAME AND ADDRESS OF                      BENEFICIAL        PERCENT OF
                 BENEFICIAL OWNER (1)                      OWNERSHIP          CLASS (2)
          ------------------------------------         ---------------------------------
          Fujitsu Limited(3)..................                14,078,571       59.97%
               1-1, kamikodanaka 4-Chome
               Nakahara-Ku
               Kawasaki 211-88 Japan
          Roger D. Ross(3)(4).................                 1,209,260        5.15%
               One Highland Center
               Marble Falls, Texas 78645
          Mitchell K. Alsup...................                   320,001        1.36%
          Trevor  S.  Smith ..................                   400,001        1.70%
          Fred T. May(5) .....................                    97,501          *
          Jack W. Simpson, Sr.(6) ............                   218,500          *
          Francis S. (Kit) Webster III .......                        --          *
          Frank A. Baffi .....................                     5,000          *
          Edward F.  Thompson(7) .............                    45,000          *
          Ryusuke Hoshikawa(8)(9) ............                     7,500          *
          Masahiro Saida(9)(10) ..............                     7,500          *
          Yasushi Tajiri(9) ..................                        --          *
          Seiichi Yoshikawa(9)(11) ...........                     6,458          *
          All Directors and Executive ........                 1,197,566        5.10%
              Officers as a group (13 persons)


------------

*   Represents beneficial ownership of less than 1% of the Common Stock.

(1) Addresses provided for beneficial owners of more than 5% of the Common
    Stock.

(2) Applicable percentages of beneficial ownership are based on 23,476,965 shares of Common Stock outstanding as of June 30, 1998. Additionally, where applicable, shares of Common Stock underlying options exercisable by any listed stockholder within 60 days of June 30, 1998 have been deemed to be outstanding and beneficially owned by such stockholder, but only for purposes of determining such stockholder's (and not any other stockholder's) percentage holdings.

(3) The Company, Fujitsu, Sun and Mr. Ross have entered into a Shareholders Agreement pursuant to which Sun has agreed to vote its shares of Common Stock in favor of the slate of nominees to the Company's Board of Directors approved by the Board, which slate will include, under certain circumstances, an individual designated by Sun. Pursuant to this agreement, Fujitsu and Mr. Ross (so long as he owns at least 5% of the outstanding shares of the Company's Common Stock) have agreed to vote under certain circumstances for a designee of Sun. Sun currently does not have a designee on the Company's Board of Directors. Fujitsu also owns all of the Company's outstanding Series B Convertible Preferred Stock.

(4) Includes options exercisable for 59,259 shares of Common Stock which have vested or will vest within 60 days of June 30, 1998. Also includes 10,000 shares beneficially held by Mr. Ross' spouse, although Mr. Ross disclaims beneficial ownership of such shares.

(5) Includes options exercisable for 97,500 shares of Common Stock which have vested or will vest within 60 days of June 30, 1998. During Fiscal 1998, the Company determined that Mr. May had been ineligible to receive grants of incentive stock options to purchase 96,000 shares of the Company's common stock previously granted by the Company and those option grants were void. Accordingly, Mr. May's previous exercises of those options were also void.

(6) Includes options exercisable for 187,500 shares of Common Stock which have vested or will vest within 60 days of June 30, 1998.

(7) Includes options exercisable for 40,000 shares of Common Stock which have vested or will vest within 60 days of June 30, 1998.

(8) Includes options exercisable for 7,500 shares of Common Stock which have vested or will vest within 60 days of June 30, 1998.

(9) Beneficial ownership of shares held by Fujitsu is not attributed to Directors who are employees of Fujitsu.

(10) Includes options exercisable for 7,500 shares of Common Stock which have vested or will vest within 60 days of June 30, 1998.

(12) Includes options exercisable for 6,458 shares of Common Stock which have vested or will vest within 60 days of June 30, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    From April 1, 1997 to March 30, 1998, the Company purchased a significant portion of its wafer fabrication needs, in addition to other computer related products, from Fujitsu and its affiliates. Such purchases totaled approximately $9.4 million in the aggregate over such period. During the same period, the Company sold microprocessor products to Fujitsu and its affiliates for an aggregate amount of approximately $15.3 million. The Company believes that the above-described purchases from and sales to Fujitsu and its affiliates were on terms comparable to those available from unaffiliated suppliers or purchasers, as the case may be, except that Fujitsu generally provides more favorable payment terms to the Company than are otherwise commercially available.

    During Fiscal 1997 the Company entered into a Development Agreement with Fujitsu whereby Fujitsu would fund $4.5 towards the development of a derivative of the Company's Colorado 4 microprocessor for use in embedded control applications. During fiscal 1997, Fujitsu paid the Company $3.5 million pursuant to this agreement. The remaining $1.0 was received by the Company as of the end of April 1998.

    On June 25, 1997, the Company and Fujitsu entered into a Development Agreement, pursuant to which, among other things, Fujitsu would pay the Company an aggregate of $34.5 million in partial funding for the Company's "Viper" 64-bit microprocessor development project and for a license for associated intellectual property. The resulting technology will be co-owned by the Company and Fujitsu, and each company will have the right to exploit the technology in derivative products and to grant sublicenses on a limited basis. Payments are to be made periodically through March 31, 1999, upon the attainment of certain milestones, and are subject to reduction, and the contract is subject to cancellation under certain conditions if milestones are not met. During Fiscal 1998, the Development Agreement was amended on September 29, 1997, December 26, 1997 and March 19, 1998 providing the Company relief from certain milestone attainment criteria. As of June 1998, the Company has received $16.5 million and recorded $1.2 million of penalties pursuant to this agreement. Such penalties are payable only if the Company fails to deliver the final milestone as defined by the Development Agreement. The Company will not deliver the final milestone.

    In November 1996 the Company established a "New Credit Facility" with DKB for a maximum principal amount of $25 million; in February 1997 such New Credit Facility was increased to a maximum of $50 million. The New Credit Facility was scheduled to expire on March 31, 1998, and was guaranteed by Fujitsu until that date. In September 1997, a separate $10 million "Additional Credit Facility" was established with DKB. This Additional Credit Facility expired on September 30, 1997. At September 29, 1997, the principal amount outstanding under both credit facilities was $56.0 million, with $50 million due on December 31, 1997, and $6 million due on September 30, 1997. On September 30, 1997, the Company concluded a recapitalization transaction with Fujitsu, whereby the Company issued 500,000 shares of a new Series B Convertible Preferred Stock to Fujitsu and Fujitsu paid $50 million on behalf of the Company to DKB in partial payment of the Company's outstanding indebtedness to DKB in satisfaction of Fujitsu's obligation pursuant to certain loan guarantees provided by Fujitsu to DKB. In connection with the recapitalization, Fujitsu provided a guarantee for a replacement credit facility with DKB for a maximum principal amount of $20 million (which replaces the previous "New Credit Facility"). As noted above under "Future Operating Results", the line of credit and guaranty was scheduled to expire on March 31, 1998, but have been extended to December 31, 1998. As of June 15, 1998, the Company has borrowed the maximum $20 million of available credit provided by the existing credit facility.

    The Company and Fujitsu are negotiating an asset purchase agreement pursuant to which Fujitsu will purchase certain intellectual property rights from the Company (with a royalty-free license back to the Company for some of those rights). The Company and Fujitsu have also reached an agreement in principle pursuant to which Fujitsu would acquire ROSS Israel from the Company.

    In connection with the orderly shutdown of the Company's operations, the Company and Fujitsu are also in the process of negotiating the termination of all of the existing development and license agreements between the two Companies, including the Viper Development Agreement. The Company believes that it is likely that the termination of the Viper Development Agreement will include a waiver of the penalties accrued by the Company under that agreement.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) (1) and (2) Financial Statements and Schedules
                 Index to Financial Statements .......  F-1

    All other schedules for which provision is made in the applicable rules and regulations of the Securities and Exchange Commission have been omitted as the schedules are not required under the related instructions, are not applicable, or the information required thereby is set forth in the consolidated financial statements or notes thereto.

        (3) Exhibits

  Exhibit
    No.                       Description
    ---                       -----------

    3.1      ---- Restated Certificate of Incorporation of Registrant*

    3.2      ---- Restated by-laws of the Registrant, as amended

    3.3      ---- Certificate of Designation for Series B Convertible Preferred
                  Stock of the Registrant*******

    4.1      ---- Specimen of Common Stock Certificate**

    4.2      ---- Stock Purchase Warrant issued by the Registrant to Sun
                  Microsystems, Inc.*

    10.1     ---- Stock Option Plan and Restricted Stock Purchase Plan 3.0, as
                  amended

    10.2     ---- Form of Incentive Stock Option Agreement for options
                  granted under Stock Option and Restricted Stock Purchase Plan
                  2.0 prior to August, 1995, to employees hired before June 28, 1993**

    10.3     ---- Form of Incentive Stock Option Agreement for options
                  granted under Stock Option and Restricted Stock Purchase Plan
                  2.0 prior to September, 1995, to employees hired on or after June 28, 1993**

    10.4     ---- Form of Incentive Stock Option Agreement for options
                  granted under Stock Option and Restricted Stock Purchase Plan
                  2.0 prior to September, 1995, to employees hired on or after January 1, 1995**

    10.5     ---- Employment Agreement of Roger Ross**

    10.6     ---- Employment Agreement of Mitchell Alsup**

    10.7     ---- Employment Agreement of Trevor Smith**

    10.8     ---- Intentionally Omitted

    10.9     ---- Purchase and Support Agreement, dated January 27, 1995, between the Registrant and SunService Division of Sun Microsystems, Inc.**+

   10.10     ---- Letter dated October 13, 1994, to the Registrant from Sun
                  Microsystems, Inc.**+

   10.11     ---- Contractor Design Agreement, dated July 15, 1995, between the Registrant, Fujitsu Limited and PUYALLUP Integrated Circuit Company, Inc.**+

   10.12     ---- Procurement Agreement, dated November 16, 1994, between the
                  Registrant and MicroModule Systems**+

   10.13     ---- Security Agreement, dated December 14, 1994, between the
                  Registrant and MicroModule Systems**

   10.14     ---- General SPARC Trademark License Amendment, dated July 1,
                  1992, between the Registrant and SPARC International**

   10.15     ---- Specific SPARC Trademark License Amendment, dated July 1,
                  1992, between the Registrant and SPARC International**

   10.16     ---- Compliance Testing Agreement, dated September 2, 1993, between the Registrant and SPARC International**

   10.17     ---- Software License Agreement, dated April 7, 1995, between the Registrant and Fujitsu Limited**

   10.18     ---- Lease Agreement for Office Space, dated May 20, 1991, and first amendment and second addendum thereto, between the Registrant and Texas Commerce Bank, dated January 24, 1992 and June 19, 1992, respectively**

  10.18.1    ---- Second Amendment to Lease Agreement, dated December 7, 1995, between the Registrant and Oak Hill Office Partners, Ltd. ***

  10.18.2    ---- Third Amendment to Lease Agreement, dated April 23, 1996, between the Registrant and Oak Hills Office Partners, Ltd. ***

   10.19     ---- Commercial Lease Agreement, dated April 30, 1990, between the Registrant and Texas Commerce Bank**


   10.20     ---- Lease Agreement, dated May 19, 1995, between the Registrant and Security Capital Industrial Trust**

   10.21     ---- Master Lease Agreement, dated January 25, 1995, with
                  amendments thereto, between the Registrant and Comdisco, Inc.**

   10.22     ---- Purchase and Assignment Agreement, dated January 27,
                  1995, between the Registrant and Capitol Resource Funding, Inc.**

   10.23     ---- Second Amended and Restated Loan Agreement, dated March 15,
                  1995, between the Registrant and The Dai-Ichi Kangyo Bank, Limited**

   10.24     ---- Letter of Guaranty dated February 7, 1995, from Fujitsu
                  Limited to The Dai-Ichi Kangyo Bank, Limited**

   10.25     ---- Form of Incentive Stock Option Agreement approved for options granted from and after September 1995 through June 24, 1997**

   10.26     ---- Form of Nonqualified Stock Option Agreement for options granted from and after September 1995 through June 24, 1997**

   10.27     ---- 1995 Qualified Employee Stock Purchase Plan**

   10.28     ---- Securities Purchase Agreement between the Registrant and Sun
                  Microsystems, Inc.*

   10.29     ---- Shareholders Agreement among the Registrant, Roger D. Ross,
                  Fujitsu Limited and Sun Microsystems, Inc.*

   10.30     ---- Indemnity Agreement between the Registrant and Fujitsu
                  Limited*

   10.31     ---- Form of Indemnity Agreement between the Registrant and certain
                  Directors and Officers**

   10.32     ---- Underwriting Agreement, dated as of November 6, 1995, between the Registrant, on the one hand, and Robertson, Stephens & Company, L.P. and Paine Webber Incorporated as representatives of the several underwriters named therein, on the other hand*

   10.33     ---- Office Lease Agreement, dated February 1, 1996, between the
                  Registrant and NationsBank of Texas, N.A. ***

   10.34     ---- Sublease, dated February 1, 1996, between the Registrant and
                  UHC Management Company, Inc. ***

   10.35     ---- Letter dated December 5, 1995, to the Registrant from Sun
                  Microsystems, Inc. ***+

   10.36     ---- Credit Agreement dated as of September 23, 1996, by and among Registrant, The Chase Manhattan Bank and Texas Commerce Bank National Association ****

   10.37     ---- Promissory Note between the Company and The Dai-Ichi Kangyo
                  Bank Limited, dated November 18,1996 *****

   10.38     ---- Letter of Guaranty between Fujitsu Limited and The Dai-Ichi
                  Kangyo Bank Limited, dated November 19, 1996*****

   10.39     ---- Letter Agreement between the Registrant and Francis "Kit"
                  Webster III, dated April 1, 1997***

   10.40     ---- Letter Agreement between the Registrant and Frank A. Baffi, dated April 12, 1997***

   10.41     ---- Letter Agreement between the Registrant and Jack W. Simpson,
                  Sr. dated May 5, 1997, and associated addendum dated May 13, 1997***

   10.42     ---- Amended and Restated Loan Agreement, dated April 24, 1997, by and between Registrant and The Dai-Ichi Kangyo Bank, Limited (including form of Promissory Note)***

   10.43     ---- Development Agreement, dated as of March 31, 1997, by and between Fujitsu Limited and Registrant+***

   10.44     ---- Development Agreement, dated as of June 25, 1997, by and between Fujitsu Limited and Registrant+***

   10.45     ---- Loan Agreement dated as of November 15, 1996 by and between
                  Ross Technology, Inc. and The Dai-Ichi Kangyo Bank, Limited***

   10.46     ---- Termination and Release Agreement dated as of February 26,
                  1997 between the Registrant and The Chase Manhattan Bank******

   10.47     ---- Letter of Guarantee dated February 20, 1997 from Fujitsu
                  Limited to The Dai-Ichi Kangyo Bank, Limited******

   10.48     ---- Stock Purchase Agreement between Fujitsu Limited and the
                  Registrant dated as of September 30, 1997*******

   10.49     ---- Agreement for Reimbursement of Wafer Payments between the
                  Registrant and Fujitsu Limited dated as of September 30, 1997*******

   10.50     ---- Agreement between Fujitsu Limited and the Registrant dated as of September 29, 1997 relating to the Viper Development Agreement dated June 25, 1997*******

   10.51     ---- Letter of Guaranty dated October 29, 1997 from Fujitsu
                  Limited to The Dai-Ichi Kangyo Bank, Ltd., New York Branch*******

   10.52     ---- Agreement between Fujitsu Limited and the Registrant dated as of December 26, 1997 relating to the Viper Development Agreement dated June 25, 1997#

   10.53     ---- Separation Agreement between Roger D. Ross and the Registrant dated as of December 5, 1997#

   10.54     ---- Master Promissory Note, dated October 29, 1997, by and between Registrant and The Dai-Ichi Kangyo Bank, Limited, New York Branch #

   10.55     ---- Stock Purchase Agreement between the Registrant and Fujitsu
                  Limited dated September 30, 1997##

   10.56     ---- Employment Agreement, dated May 21, 1997, between the
                  Registrant and Jack W. Simpson, Sr.

   10.57     ---- Amendment to Letter of Agreement between the Registrant and
                  Francis S. (Kit) Webster III

   10.58     ---- Amendment to Letter of Agreement between the Registrant and
                  Frank A. Baffi

   10.59     ---- Employee Retention and Severance Plan

   10.60     ---- Retention Letter dated June 4, 1998 for Jack W.  Simpson, Sr.

   10.61     ---- Retention Letter dated June 3, 1998 for Francis S. (Kit)
                  Webster

   10.62     ---- Retention Letter dated May 28, 1998 for Mitchell K. Alsup

   10.63     ---- Retention Letter dated May 28, 1998 for Trevor S. Smith

   10.64     ---- Retention Letter dated June 1, 1998 for Joe D. Jones

   10.65     ---- Retention Letter dated June 1, 1998 for Carter L. Godwin

   10.66     ---- Agreement between Fujitsu Limited and the Registrant dated as of March 30, 1998 relating to the Viper Development Agreement dated June 25, 1997++

   10.67     ---- Form of Incentive Stock Option Agreement for options granted from and after June 24, 1997###

   10.68     ---- Form of Nonqualified  Stock Option Agreement for options granted from and after June 24, 1997###

     11      ---- Earnings per share computations

     21      ---- Subsidiaries of the Registrant

     23      ---- Consent of KPMG Peat Marwick LLP

     27      ---- Financial Data Schedule




        * Incorporated by reference to identically numbered exhibits to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 1997.

       ** Incorporated by reference to identically numbered exhibits to the Registrant's Registration Statement on Form S-1 (Registration No. 33-95878) effective as of November 6, 1995.

      *** Incorporated by reference to identically numbered exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1997.

     **** Incorporated by reference to the Registrant's Quarterly Report on Form
          10-Q for the fiscal quarter ended September 30, 1996.

    ***** Incorporated by reference to the Registrant's Quarterly Report on Form
          10-Q for the fiscal quarter ended December 30, 1996.

   ****** Incorporated by reference to the Registrant's Current Report on Form
          8-K dated March 21, 1997.

  ******* Incorporated by reference to the Registrant's Quarterly Report on Form
          10-Q for the fiscal quarter ended September 29, 1997.

        # Incorporated by reference to the Registrant's Quarterly Report on Form
          10-Q for the fiscal quarter ended December 29, 1997.

       ## Incorporated by reference to the Registrant's Current Report on Form
          8-K dated September, 30 1997.

      ### Incorporated by reference to Post-Effective Amendment No. 1 to
          Registrant's Registration Statement on Form S-8 File No. 333-00920

        + Certain portions of this Exhibit were omitted and filed separately with the Securities and Exchange Commission under an application for confidential treatment, which application was granted by the Commission.

       ++ Certain portions of this Exhibit have been omitted and filed separately under an application for confidential treatment.

      (b) Reports on Form 8-K

          None

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROSS TECHNOLOGY, INC.
a Delaware corporation

By:  /s/ JACK W. SIMPSON, SR.
   --------------------------------------
           Jack W. Simpson, Sr.
    Director, Chief Executive Officer and
             President

July 13, 1998

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


             SIGNATURE                         TITLE                       DATE
    ---------------------------        -----------------------        -------------
    /s/ FRED T. MAY                    Chairman of the Board          July 13, 1998
    --------------------------
    Fred T. May

    /s/ FRANCIS S. WEBSTER III         Chief Financial                July 13, 1998
    --------------------------         Officer
    Francis S. Webster III

    /s/ CARTER L. GODWIN               Chief Accounting Officer       July 13, 1998
    --------------------------           and Corporate
    Carter L. Godwin                     Controller

    /s/ RYUSUKE HOSHIKAWA              Director                       July 13, 1998
    --------------------------
    Ryusuke Hoshikawa

    /s/ MASAHIRO SAIDA                 Director                       July 13, 1998
    --------------------------
    Masahiro Saida

    /s/ YASUSHI TAJIRI                 Director                       July 13, 1998
    --------------------------
    Yasushi Tajiri

    /s/ EDWARD F. THOMPSON             Director                       July 13, 1998
    --------------------------
    Edward F. Thompson

    /s/ SEIICHI YOSHIKAWA              Director                       July 13, 1998
    --------------------------
    Seiichi Yoshikawa

                     ROSS TECHNOLOGY, INC. AND SUBSIDIARY

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE


                                                                                         PAGE
                                                                                        NUMBER
                                                                                        ------
  Independent Auditors' Report.......................................................    F-2
  Consolidated Balance Sheets as of March 30, 1998 and March 31, 1997................    F-3
  Consolidated Statements of Operations for the years ended March 30, 1998, March 31,
     1997 and April 1, 1996..........................................................    F-4
  Consolidated Statements of Stockholders' Equity (Deficit) for the years ended
     March 30, 1998, March 31, 1997 and April 1, 1996................................    F-5
  Consolidated Statements of Cash Flows for the years ended March 30, 1998, March 31,
     1997 and April 1, 1996..........................................................    F-6
  Notes to Consolidated Financial Statements.........................................    F-7
2. Financial Statement Schedules
  Schedule II -- Valuation and Qualifying Accounts...................................    F-19

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
ROSS Technology, Inc.:



    We have audited the accompanying consolidated balance sheets of ROSS Technology, Inc. and subsidiary as of March 30, 1998 and March 31, 1997, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the three-year period ended March 30, 1998. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ROSS Technology, Inc. and subsidiary as of March 30, 1998 and March 31, 1997 and the results of their operations and their cash flows for each of the years in the three-year period ended March 30, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements and financial statement schedule have been prepared assuming that the Company will continue as a going concern. As discussed in note 1 to the consolidated financial statements, the Company has experienced recurring losses from operations, is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations, and has announced its intention to begin an orderly shutdown of its operations, which raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in notes 1 and 15. The consolidated financial statements and financial statement schedule do not include any adjustments that might result from the outcome of this uncertainty.


                                                  KPMG Peat Marwick LLP

                                                  /s/ KPMG PEAT MARWICK LLP
                                                  -------------------------

Austin, Texas
July 7, 1998

                              ROSS TECHNOLOGY, INC.
                                 AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                     ASSETS

                                                                          MARCH 30,  MARCH 31,
                                                                            1998       1997
                                                                         ----------  ---------
Current assets:
  Cash and cash equivalents............................................  $      787  $   2,811
  Trade accounts receivable, net (note 2)..............................       2,712     11,297
  Receivable from Fujitsu (note 10)....................................       3,343      3,320
  Inventory (note 3)...................................................       7,808     16,308
  Other current assets.................................................         512      3,331
                                                                         ----------  ---------
          Total current assets.........................................      15,162     37,067
Property and equipment, net (note 4)...................................       3,325     17,752
                                                                         ----------  ---------
          Total assets.................................................  $   18,487  $  54,819
                                                                         ==========  =========

                        LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Trade accounts payable...............................................  $    6,091  $  19,194
  Accrued liabilities..................................................       5,083      8,307
  Payable to Fujitsu (note 10).........................................       1,293      4,043
  Notes payable (note 6)...............................................      15,000     43,500
                                                                         ----------  ---------
          Total current liabilities....................................      27,467     75,044
                                                                         ----------  ---------
Commitments and contingencies (notes 1, 9 and 15)
  Stockholders' deficit:
  Series B preferred stock, $.001 par value aggregate (liquidation preference $50,000), 75,000 shares authorized, 500 issued and
   outstanding at March 30,1998........................................           1         --
  Common stock, $.001 par value, 100,000 shares authorized, 23,798 shares issued and 23,477 outstanding at March 30, 1998, and
     23,747 shares issued and 23,426 outstanding at March 31, 1997.....          23         23
  Additional paid-in capital...........................................     132,079     82,564
  Accumulated deficit..................................................    (139,832)  (101,561)
                                                                         ----------  ---------
                                                                             (7,729)   (18,974)
  Less treasury stock, 321 shares, at cost.............................      (1,251)    (1,251)
                                                                         ----------  ---------
          Total stockholders' deficit..................................      (8,980)   (20,225)
                                                                         ----------  ---------
          Total liabilities and stockholders' deficit..................  $   18,487  $  54,819
                                                                         ==========  =========

          See accompanying notes to consolidated financial statements.

                              ROSS TECHNOLOGY, INC.
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                        YEAR ENDED        YEAR ENDED        YEAR ENDED
                                                         MARCH 30,         MARCH 31,          APRIL 1,
                                                           1998              1997              1996
                                                      -------------     -------------     -------------
Net sales (note 10) ................................  $      42,057     $      83,104     $     100,805
Cost of sales (note 10) ............................         43,238           107,951            53,921
                                                      -------------     -------------     -------------
          Gross profit (loss) ......................         (1,181)          (24,847)           46,884
                                                      -------------     -------------     -------------
Operating expenses:
  Research and development, net (note 10) ..........          5,842            24,659            15,906
  Selling, general and administrative ..............         16,889            31,137            10,495
  Write-down of property and equipment .............         11,203              --                --
  Write-down of investment in subsidiary ...........          1,080              --                --
  Amortization of intangibles ......................           --               3,637             1,166
                                                      -------------     -------------     -------------
          Total operating expenses .................         35,014            59,433            27,567
                                                      -------------     -------------     -------------
          Income (loss) from operations ............        (36,195)          (84,280)           19,317
Other income (expense):
  Interest income ..................................           --                --                 527
  Interest expense .................................         (2,076)           (1,472)           (2,001)
                                                      -------------     -------------     -------------
          Income (loss) before income taxes ........        (38,271)          (85,752)           17,843
Income tax expense (benefit) .......................           --                 953              (317)
                                                      -------------     -------------     -------------
          Net income (loss) ........................  $     (38,271)    $     (86,705)    $      18,160
                                                      =============     =============     =============

Net income (loss) ..................................  $     (38,271)    $     (86,705)    $      18,160
Dividends related to preferred stock ...............           --                --                (832)
                                                      -------------     -------------     -------------
Net income (loss) applicable to common
    stockholders ...................................  $     (38,271)    $     (86,705)    $      17,328
                                                      =============     =============     =============
 Net income (loss) per share:
           Basic....................................  $       (1.63)    $       (3.71)    $        1.23
                                                      =============     =============     =============
           Diluted..................................  $       (1.63)    $       (3.71)    $         .82
                                                      =============     =============     =============
 Weighted average common shares outstanding:
           Basic....................................         23,450            23,396            14,067
                                                      =============     =============     =============
           Diluted..................................         23,450            23,396            21,033
                                                      =============     =============     =============

          See accompanying notes to consolidated financial statements.

                              ROSS TECHNOLOGY, INC.
                                 AND SUBSIDIARY

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)

                                                                                                                            TOTAL
                                  SERIES A      SERIES B        COMMON STOCK       ADDITIONAL                          STOCKHOLDERS'
                                  PREFERRED    PREFERRED   ---------------------    PAID-IN   ACCUMULATED   TREASURY      EQUITY
                                   STOCK        STOCK
                                   AMOUNT       AMOUNT       SHARES      AMOUNT     CAPITAL     DEFICIT       STOCK      (DEFICIT)
                                  ---------    ---------   ---------   ---------   ---------   ---------    ---------    ---------
Balances at April 3,
 1995 .........................   $      18    $    --         7,200   $       7   $  17,875   $ (32,184)   $    --      $ (14,284)
Conversion of preferred
 stock ........................         (18)        --         7,200           7          11        --           --           --
Issuance of common stock in
 initial public offering,
 net of offering expenses
 of $1,844 ....................        --           --         5,082           5      64,341        --           --         64,346
Payment of preferred stock
 dividends ....................        --           --          --          --          --          (832)        --           (832)
Treasury stock received
 through sale of
 subsidiary ...................        --           --          --          --          --          --         (1,251)      (1,251)
Exercise of stock
 options ......................        --           --         3,843           4         131        --           --            135
Net income ....................        --           --          --          --          --        18,160         --         18,160
                                  ---------    ---------   ---------   ---------   ---------   ---------    ---------    ---------
Balances at April 1,
 1996 .........................        --           --        23,325          23      82,358     (14,856)      (1,251)      66,274
Stock issuances under
 employee plans ...............        --           --           422        --           206        --           --            206
Net loss ......................        --           --          --          --          --       (86,705)        --        (86,705)
                                  ---------    ---------   ---------   ---------   ---------   ---------    ---------    ---------
Balances at March 31,
 1997 .........................        --           --        23,747          23      82,564    (101,561)      (1,251)     (20,225)
                                  =========    =========   =========   =========   =========   =========    =========    =========
Issuance of Series B
  Preferred stock, net of
  offering expenses of $492....        --              1                    --        49,507                                49,508
Stock issuances under
 employee plans ...............        --           --            51        --             8        --           --              8
Net loss ......................        --           --          --          --          --       (38,271)        --        (38,271)
                                  ---------    ---------   ---------   ---------   ---------   ---------    ---------    ---------
Balances at March 30,
 1998 .........................   $    --      $       1      23,798   $      23   $ 132,079   $(139,832)   $  (1,251)   $  (8,980)
                                  =========    =========   =========   =========   =========   =========    =========    =========


          See accompanying notes to consolidated financial statements.

                              ROSS TECHNOLOGY, INC.
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                     YEAR ENDED  YEAR ENDED   YEAR ENDED
                                                      MARCH 30,   MARCH 31,   APRIL 1,
                                                        1998        1997        1996
                                                      --------    --------    --------
Cash flows from operating activities:
 Net income (loss) ................................   $(38,271)   $(86,705)   $ 18,160
 Adjustments to reconcile net income (loss) to
  net cash provided by (used in) operating
  activities:
 Deferred income taxes ............................       --         2,182      (2,182)
 Depreciation and amortization ....................      8,327       5,077       3,525
 Amortization of goodwill .........................       --         3,637       1,166
 Write-down of investment in subsidiary ...              1,080        --          --
 Write-down of property and equipment .....             11,203        --          --
 Gain on disposal of assets .......................       --          (392)       --
 Change in assets and liabilities:
 Trade accounts receivable ........................      8,585       4,910      (6,587)
 Receivable from Fujitsu ..........................        (23)      3,460      (4,658)
 Inventory ........................................      8,500      16,013     (18,559)
 Other current assets .............................      2,819        (625)     (2,305)
 Trade accounts payable ...........................    (13,103)      9,607       2,358
 Payable to Fujitsu ...............................     (2,750)    (14,886)     10,919
 Accrued liabilities ..............................     (3,224)      5,204         809
                                                      --------    --------    --------
 Net cash provided by (used in) operating
 activities .......................................    (16,857)    (52,518)      2,646
                                                      --------    --------    --------
Cash flows from investing activities:
 Capital expenditures .............................     (6,183)     (6,968)    (13,267)
 Proceeds from disposal of assets .................       --           650        --
                                                      --------    --------    --------
 Net cash used in investing activities ............     (6,183)     (6,318)    (13,267)
                                                      --------    --------    --------
Cash flows from financing activities:
 Stock issuances under employee plans .............          8         206         135
 Payments on notes payable ........................    (50,000)       --       (37,023)
 Proceeds from borrowings on notes payable ........     21,500      43,500        --
 Proceeds from issuance of common stock ...........       --          --        64,346
 Proceeds from issuance of preferred stock ........     49,508        --          --
 Payment of preferred stock dividends .............       --          --          (832)
                                                      --------    --------    --------
 Net cash provided by financing activities ........     21,016      43,706      26,626
                                                      --------    --------    --------
 Net increase (decrease) in cash and cash
 equivalents ......................................     (2,024)    (15,130)     16,005
Cash and cash equivalents at beginning of year ....      2,811      17,941       1,936
                                                      --------    --------    --------
Cash and cash equivalents at end of year ..........   $    787    $  2,811    $ 17,941
                                                      ========    ========    ========
Supplemental Disclosure of Cash Flow
Information:
 Taxes paid .......................................   $    245    $  1,225    $    997
 Interest paid ....................................   $  2,393    $    458    $  2,001


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

    Fujitsu owned approximately 60% of the outstanding shares of the common stock of the Company as of March 30, 1998.

    In Fiscal 1998, the Company incurred a net loss of approximately $38.3 million and used approximately $16.9 million of cash in operating activities. As of March 30, 1998, the Company had negative working capital of approximately $12.3 million and a stockholders' deficit of approximately $9.0 million. In June 1998, the Company announced its intentions to begin an orderly shut-down of its operations. The Company currently plans to maintain operations to the end of calendar year 1998. The Company has provided end-of-life notices to all of its current customers providing them the opportunity to place orders for their forecasted needs. The Company is also seeking various strategic alternatives for its business, including an acquisition of the entire company by a third party, although the Company believes that such an acquisition is unlikely.

    The matters discussed above raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

Summary of Significant Accounting Policies

    Principles of Consolidation -- The consolidated financial statements of the Company include the accounts of ROSS Technology, Inc. and its wholly-owned subsidiary ROSS Semiconductors (Israel), Ltd. All significant intercompany balances and transactions have been eliminated.

    Accounting Period -- The Company's fiscal year ends on the Monday closest to March 31.

    Use of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Significant Accounting Estimates -- Inventory, Inventory Purchase Orders and Property and Equipment -- The Company's estimate for lower of cost or market for inventory is based on the Company's best estimates of product sales prices and customer demand patterns and/or its plans to transition its product mix. However, the Company participates in a highly competitive industry that is characterized by aggressive pricing practices, downward pressures on gross margins, rapid technological advances, continual improvement in product price-performance characteristics, and price sensitivity and changing demand patterns on the part of customers. As a result of the industry's ever-changing and dynamic nature, it is at least reasonably possible that the estimates used by the Company to determine lower of cost or market for inventory amounts and the accrual for excess inventory purchase orders will be materially different from the actual amounts recorded. These differences could result in materially higher or lower than expected inventory costs, which could have a material effect on the Company's results of operations and financial condition in the near term. The Company has also relied upon a qualified third party appraisal to estimate the fair value of its property and equipment.

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

    Revenue Recognition -- The Company recognizes revenue when product is shipped customers. The company reduces recognition of net sales to the extent of estimated rights of return and price protection.

    Warranty Expense -- The Company generally offers a one-year warranty on the majority of its products sold. Warranty costs are accrued and expensed when the related product is sold.

    Stock Option Plan -- Prior to April 2, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations." As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On April 2, 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in fiscal year 1996 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

    Property and Equipment -- Property and equipment are stated at cost, which approximated fair market value at the date of acquisition. Depreciation on property and equipment is calculated on the straight-line method over the estimated useful lives of the assets which range from three to six years. The Company recorded an adjustment in Fiscal 1998 to record property and equipment at estimated fair value (see Note 4).

    Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of -- The Company adopted the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," on April 2, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

    Earnings (Loss) Per Share -- In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share." FASB Statement No. 128 supersedes APB Opinion No. 15, "Earnings Per Share," and specifies the computation, presentation, and disclosure requirements for earnings per share ("EPS"). It replaces Primary EPS and Fully Diluted EPS with Basic EPS and Diluted EPS, respectively. Basic EPS, unlike Primary EPS, excludes all dilution while Diluted EPS, like Fully Diluted EPS, reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

    The Company adopted SFAS No. 128, "Earnings Per Share," in the quarterly period ended December 29, 1997. Basic earnings per share is based on the weighted average of all common shares issued and outstanding, and is calculated by dividing net income available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive common shares outstanding. All historical earnings per share data have been restated to conform to this presentation. Below is the calculation of basic and diluted earnings per share for each of the past three fiscal years:

                                                                  FISCAL YEAR ENDED
                                                         --------------------------------------
                                                          March 30,     March 31,      April 1,
                                                            1998          1997          1996
                                                         ----------    ----------    ----------
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income (loss) ....................................   $  (38,271)   $  (86,705)   $   18,160
Net income (loss) applicable to common stockholders ..   $  (38,271)   $  (86,705)   $   17,328
                                                         ==========    ==========    ==========

Weighted average shares outstanding - Basic ..........       23,450        23,396        14,067
Dilutive effect of preferred shares ..................         --            --           4,312
Employee stock options and other .....................         --            --           2,654
                                                         ----------    ----------    ----------
Weighted average shares outstanding - Diluted ........       23,450        23,396        21,033
                                                         ==========    ==========    ==========
Earnings per common share:
Basic ................................................   $    (1.63)   $    (3.71)   $     1.23
                                                         ==========    ==========    ==========
Diluted* .............................................   $    (1.63)   $    (3.71)   $     0.82
                                                         ==========    ==========    ==========

* For the fiscal year ended March 30, 1998, options totaling 405,982 and the conversion of Series B Preferred Stock to 20,000,000 shares of common stock were excluded from the computation of diluted earnings per share because they would have been antidilutive for this period. For Fiscal years ended March 31, 1997 and April 1, 1996, options totaling 967,179 and 288,676, respectively, were excluded from the computation of diluted earnings per common share because they would have been antidilutive for those periods.

    Reclassification -- Certain reclassifications have been made to conform prior years data to the current presentation. In accordance with SFAS No. 128, the Company restated earnings (loss) per share for all prior periods presented.

(2) TRADE ACCOUNTS RECEIVABLE

    Trade accounts receivable consists of the following:

                                               MARCH 30,     MARCH 31,
                                                 1998          1997
                                              ----------    ----------
                                                   (IN THOUSANDS)
         Trade accounts receivable ........   $    3,170    $   12,852
         Less allowance for doubtful
         accounts .........................         (458)       (1,555)
                                              ----------    ----------
                                              $    2,712    $   11,297
                                              ==========    ==========


    The Company recorded a $16.5 million charge to write-off accounts receivable in Fiscal 1997. This amount is recorded in selling, general and administrative expenses in Fiscal 1997 in the accompanying financial statements. The amount charged to bad debt expense in Fiscal 1998 was approximately $1.8 million.

(3) INVENTORY

Inventory consists of the following:

                                                           MARCH 30,     MARCH 31,
                                                            1998          1997
                                                           -------       -------
                                                              (IN THOUSANDS)
Die bank ...........................................       $   694       $ 4,496
Work in progress ...................................         5,297         6,236
Finished goods .....................................         1,817         5,576
                                                           -------       -------
                                                           $ 7,808       $16,308
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

    The Company recorded a $7.3 million charge in Fiscal 1998 and a $38.9 million charge in Fiscal 1997 for its write-down of inventory. This amount is recorded in cost of sales in the accompanying financial statements. In addition, the Company recorded a $5.2 million accrual for the costs to cancel excess inventory purchase orders in Fiscal 1997. This amount is recorded in accrued liabilities and cost of sales in Fiscal 1997 in the accompanying financial statements.

(4) PROPERTY AND EQUIPMENT

    Property and equipment consists of the following:

                                                            MARCH 30,  MARCH 31,
                                                              1998       1997
                                                            --------   --------
                                                              (IN THOUSANDS)
Buildings and leasehold
improvements ............................................   $   --     $  2,699
Equipment and tooling ...................................      2,561     19,706
Software ................................................       --        5,634
Furniture and fixtures ..................................        764        685
                                                            --------   --------
                                                                         28,724
Less accumulated depreciation ...........................       --      (10,972)
                                                            --------   --------
                                                            $  3,325   $ 17,752
                                                            ========   ========

    As required by SFAS No. 121, the Company recorded an $11.2 million write-down for long-lived assets since events and circumstances indicated that the assets were impaired. The impairment charge was the difference between the Company's carrying value and the estimated fair value of the assets. The Company estimated fair value through the use of a third party appraisal of the assets.

(5) INTANGIBLE ASSETS

Intangible assets consists of the following:

                                                          MARCH 30,    MARCH 31,
                                                            1998        1997
                                                          ---------   ---------
                                                            (IN THOUSANDS)
Goodwill ..............................................   $    --     $   6,530
Less accumulated amortization .........................        --        (6,530)
                                                          ---------   ---------
                                                          $    --     $     --
                                                          =========   =========

    During 1997, the Company determined that projected future cash flows did not support the goodwill amount and amortized the remainder of the goodwill in 1997.

(6) NOTES PAYABLE

Notes payable consists of the following:

                                                          MARCH 30,    MARCH 31,
                                                            1998         1997
                                                         ----------   ----------
                                                             (IN THOUSANDS)
Notes payable to bank ................................   $   15,000   $   43,500
                                                         ==========   ==========

    The notes payable to a bank at March 30, 1998, were outstanding under a $20,000,000 revolving credit facility with a bank, due December 31, 1998. Interest accrues at the bank's quoted rate (6.3% at March 30, 1998). The notes payable are guaranteed by Fujitsu.

(7) FAIR VALUE OF FINANCIAL INSTRUMENTS

    The following method and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate value:

    Receivables, Trade Accounts Payable, Accrued Liabilities, Payable to Fujitsu and Notes Payable -- The carrying amount approximates fair value because of the short maturity of these instruments.

(8) INCOME TAXES

    No income tax provision was recorded for the year ended March 30, 1998, as a result of the Company's net operating loss.

    A net income tax provision of $953,000 was recorded for the fiscal year ended March 31, 1997. The tax provision consisted of a current income tax benefit of $1,229,000 and deferred tax expense of $2,182,000. The current income tax benefit was the net of $1,300,000 attributable to a carryback of a net operating loss to the year ended April 1, 1996, and $71,000 of state taxes due for Fiscal 1997. The deferred tax expense resulted from the re-establishment of the April 1, 1996, valuation allowance of $2,182,000 for the deferred tax asset. The net operating loss carryback to the year ended April 1, 1996, resulted in an alternative minimum tax credit.

    For the year ended April 1, 1996, a $317,000 income tax benefit was recorded, which consisted of current and deferred Federal income tax expense (benefit) of $1,865,000 and ($2,182,000), respectively.

    The components of the net deferred tax asset as of March 30, 1998 and March 31, 1997, were as follows:

                                                                1998        1997
                                                              --------    --------
                                                                (IN THOUSANDS)
Deferred tax asset:
  Net operating loss carryforwards ........................   $ 30,315    $  5,710
  Property and equipment, principally due to
    difference in depreciation and write-offs for book
    purposes...............................................      2,872         280
  Inventory write-downs ...................................      2,473      14,791
  Other accruals ..........................................      2,950       3,033
  Accounts receivable, principally due to allowance
    for doubtful accounts .................................        527       3,651
  Tax credit carryforwards ................................      2,086         500
                                                              --------    --------
          Subtotal ........................................     41,223      27,965
  Valuation allowance .....................................    (41,223)    (27,965)
                                                              --------    --------
          Net deferred tax asset ..........................   $   --      $   --
                                                              ========    ========

    The net change in the total valuation allowance for the years ended March 30, 1998, and March 31, 1997, was an increase of $13,258,000 and $27,965,000, respectively. The Company has a Federal income tax net operating loss carryforward of approximately $89,161,000 at March 30, 1998, expiring in 2013. Additionally, the Company has an alternative minimum tax credit carryforward of approximately $500,000. At March 30, 1998, the Company has provided a 100% valuation allowance of $41,223,000 against the deferred tax asset due to the Company's recent losses and the lack of objective evidence indicating that it is more likely than not that the asset will be recovered.

    For the years ended March 30, 1998, March 31, 1997, and April 1, 1996, the tax provision varies from the amounts computed by applying the statutory Federal income tax rate to income (loss) before income taxes, primarily due to the change in the beginning of the year valuation allowance for deferred tax assets, and the inability to recognize the net operating loss carryforward.

(9) COMMITMENTS AND CONTINGENCIES

    The Company leases its operating facility and certain equipment under noncancelable operating leases with terms expiring in 1999 through 2002. Future minimum lease payments under these leases at March 30, 1998, are:

                     YEAR ENDING             (IN THOUSANDS)
                    --------------           --------------
                     1999.................       $1,908
                     2000.................        1,100
                     2001.................        1,027
                     2002.................          783
                     2003.................           --
                                                 ------
                                                 $4,818
                                                 ======

Rent expense for the Company was as follows (in thousands):

Year ended March 30, 1998 ...........................................     $3,387
Year ended March 31, 1997 ...........................................      1,191
Year ended April 1, 1996 ............................................        719

    The Company is subject to lawsuits and other claims arising in the ordinary course of business. In the opinion of management, the effect of such matters will not have a material adverse effect on the Company's financial position or results of operations.

(10) TRANSACTIONS WITH AFFILIATES

    The Company has transactions with Fujitsu arising in the normal course of business. Included in the revenue and purchases for the year ended March 30, 1998, is approximately $15.3 million and $ 9.4 million, respectively, relating to sales to and purchases from Fujitsu for the year ended March 30, 1998. Also for the year ended March
30, 1998, the Company received $17.0 million from payments pursuant to two separate Development Agreements between the Company and Fujitsu. In Fiscal 1998, the Company also paid to Fujitsu a guaranty fee relating to Fujitsu's guaranty of the Company's bank debt equal to .5% of the guaranty amount and interest on the intercompany payable at a rate of LIBOR+3%. Included in revenue and purchases for the year ended March 31, 1997, is approximately $17.9 million and $27.6 million relating, respectively, to sales to and purchases from Fujitsu. Included in revenue and purchases for the year ended April 1, 1996, is approximately $18.9 million and $34.0 million, relating, respectively, to sales to and purchases from Fujitsu.

    In Fiscal 1998, the Company entered into a Development Agreement with Fujitsu whereby Fujitsu would partially fund the development of the Company's 64-bit Viper development project. During Fiscal 1998, the Company received $16.5 million pursuant to this agreement, which was recorded as a reduction to research and development expense and accrued a penalty for schedule delays in the amount of $1.2 million, which was recorded as an increase to research and development expense. The Development Agreement provides for future payments to the Company upon completion of certain milestones and acceptance by Fujitsu. During Fiscal 1998, the Company failed to timely meet the milestones set forth in the Viper Development Agreement. Fujitsu and the Company amended such agreement to provide for a redefinition of the deliverables associated with such milestones. The Company does not anticipate attaining future milestones and is in potential default of the Agreement. The Company and Fujitsu are in negotiations to terminate the Viper Development Agreement and the Company believes that it is likely that such termination will include a waiver of the penalties accrued by the Company under the Agreement.

    In Fiscal 1997 the Company entered into a Development Agreement with Fujitsu whereby Fujitsu would partially fund the development of a derivative of the Company's Colorado 4 microprocessor. During Fiscal 1997, the Company received $3.5 million pursuant to this agreement, $2 million of which was applied against research and development expenses and $1.5 million of which was recorded in accrued liabilities. This development project was completed in April 1998.

    In November 1996 the Company established a "New Credit Facility" with DKB for a maximum principal amount of $25 million; in February 1997 such New Credit Facility was increased to a maximum of $50 million. The New Credit Facility was scheduled to expire on March 31, 1998, and was guaranteed by Fujitsu until that date. In September 1997, a separate $10 million "Additional Credit Facility" was established with DKB. This Additional Credit Facility expired on September 30, 1997. On September 29, 1997, the principal amount outstanding under both credit facilities was $56.0 million, with $50 million due on December 31, 1997, and $6 million due on September 30, 1997. On September 30, 1997, the Company concluded a recapitalization transaction with Fujitsu, whereby the Company issued 500,000 shares of a new Series B Convertible Preferred Stock to Fujitsu and Fujitsu paid $50 million on behalf of the Company to DKB in partial payment of the Company's outstanding indebtedness to DKB in satisfaction of Fujitsu's obligation pursuant to certain loan guarantees provided by Fujitsu to DKB. In connection with the recapitalization, Fujitsu provided a guarantee for a replacement credit facility with DKB for a maximum principal amount of $20 million (which replaces the previous "New Credit Facility"). The line of credit and guaranty was scheduled to expire on March 31, 1998, but have been extended to December 31, 1998. As of June 15, 1998, the Company has borrowed the maximum $20 million of available credit provided by the existing credit facility.

    During the Company's initial public offering, Sun Microsystems, Inc. purchased approximately five percent of the outstanding common stock of the Company. In addition, Sun Microsystems, Inc. is a significant customer of the Company.

(11) 401(k) PLAN

    The Company has an employee benefit plan (the Plan) qualifying under Section 401(k) of the Internal Revenue Code for all eligible employees. Eligible employees may defer a portion of their annual compensation under the Plan subject to maximum limitations. The requirements for eligibility include a minimum age of 21. Contributions to the Plan are made at the discretion of the Company and amounted to $0, $0 and $215,000 for the years ended March 30, 1998, March 31, 1997, and April 1, 1996, respectively.

(12) STOCKHOLDERS' EQUITY

Series A Preferred Stock

    On September 29, 1997, the Company amended its Certificate of Incorporation to delete its previously authorized Series A Convertible Preferred Stock. As such this series is no longer authorized and none are outstanding.

Series B Preferred Stock

    Series B preferred shares are subject to the rights, preferences, restrictions and other matters set forth in its certificate of designation. The holder of these preferred shares is entitled to, among other things, cumulative dividends, liquidation preferences, conversion rights, and certain voting rights.

    The holders of Series B Convertible Preferred Stock are entitled to receive dividends, when declared by the Board of Directors. The holders have the right to convert each share of the Series B Convertible preferred stock into such number of fully-paid and nonassessable shares of Common Stock as is determined by dividing the Liquidation Preference per share of Series B Preferred Stock by the Conversion Price. "Conversion Price" means the Market Price of the Common Stock; except that (i) during the two year period following the initial issuance of shares of Series B Convertible Preferred Stock, the Conversion Price shall be equal to $2.50; and (ii) on the occurrence of a Special Conversion Event, the Conversion Price shall be equal to the lower of Market Price and $2.00; provided that the Conversion Price shall in no event be less than $1.00. "Special Conversion Event" means and is deemed to occur in the event the Company commences any case, proceeding or other action under any law relating to bankruptcy, insolvency, reorganization or relief of debtors.

    In the event of any involuntary liquidation, dissolution or winding up of the Company, the holders of shares of Series B Convertible Preferred Stock then outstanding shall be entitled to be paid out of the assets of the Company available for distribution to its stockholders at an amount equal to $100 per share.

    Holders of Series B Convertible Preferred Stock are not entitled to vote in elections of directors. Holders of Series B Convertible Preferred Stock are entitled to vote on such other matters as to which such stock is, as a matter of law, entitled to vote. With respect to any matter as to which Series B Convertible Preferred Stock is entitled to vote, each issued and outstanding share of Series B Convertible Preferred Stock shall be entitled to a number of votes equal to the number of shares of Common Stock into which each such share of Series Convertible B Preferred Stock is convertible. In general, holders of Series B Convertible Preferred Stock, when entitled to vote, shall vote together with the holders of any other Preferred Stock and Common Stock as a single class.

Stock Option Plans

    On January 30, 1998, Fujitsu, in its capacity as majority stockholder, executed a written consent to approve an amendment to the Company's Stock Option and Restricted Stock Purchase Plan 3.0 ("the Plan") to (i) increase the number of shares subject to the Stock Option Plan from 7,200,000 to 9,695,000 and (ii) increase the maximum number of options or shares of restricted stock that an individual could receive under the Stock Option Plan in any fiscal year from 600,000 to 1,000,000. An information statement regarding the action taken was circulated to the Company's stockholders. Consents from other stockholders, other than Fujitsu, were not solicited.

    The Plan provides for grants to employees, members of the Board of Directors, consultants and advisors of incentive stock options, nonstatutory stock options and restricted common stock. Under the Plan the option price for incentive stock options may not be less than the fair market value of the stock at the time the options are granted.

    Under the terms of the Plan options can be granted for no more than ten years and expire on the earlier of the expiration date or six months after termination of employment, unless termination of employment is due to death or disability, whereby the options expire eighteen months after the termination of employment. Vesting is determined by the Stock Option Committee of the Board of Directors. The majority of stock options granted under the Plan vest 25% one year from December 10, 1997 with the remaining 75% vesting ratably over the following three years

    The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock option and stock purchase plans. Had compensation cost been recognized consistent with SFAS No. 123 the Company's net loss and loss per share would have been increased to pro forma amounts indicated below for the fiscal years ended March 30, 1998 and March 31, 1997 (in thousands, except net loss per share amounts):

                                                        1998            1997
                                                     ----------      ----------
Net loss
  As reported ..................................     $  (38,271)     $  (86,705)
  Pro forma ....................................     $  (38,619)     $  (88,276)
Net loss per share
  As reported ..................................     $    (1.63)     $    (3.71)
  Pro forma ....................................     $    (1.65)     $    (3.77)

    During Fiscal 1998, 380,000 stock options were granted at an exercise price below fair market value. These options had a per share weighted average fair value of $0.92 and a weighted average exercise price of $0.53. All other options granted during Fiscal 1998 had an exercise price equal to the market value and had a per share weighted average fair value of $0.74. The per share weighted average fair value of stock options issued by the Company during Fiscal 1997 and 1996 were $1.61 and $5.77, respectively.

    The weighted average fair value was determined based on the Black-Scholes option-pricing model, utilizing the following assumptions:

                                                    1998       1997       1996
                                                   ------     ------     ------
Dividend yield ................................      --         --         --
Expected volatility ...........................      50.0%      50.0%      50.0%
Risk-free rate of return ......................       6.5%       6.4%       6.2%
Average expected option life ..................    5 years    5 years    5 years

    A summary of option activity under the Plan for the fiscal years ended March 30, 1998, March 31, 1997 and April 1, 1996, is as follows:

                                            1998                          1997                         1996
                                  --------------------------   --------------------------   --------------------------
                                                   WEIGHTED                    WEIGHTED                      WEIGHTED
                                                   AVERAGE                     AVERAGE                       AVERAGE
                                                   EXERCISE                    EXERCISE                      EXERCISE
                                    SHARES          PRICE        SHARES          PRICE        SHARES          PRICE
                                  -----------    -----------   -----------    -----------   -----------    -----------
                                (IN THOUSANDS)                (IN THOUSANDS)               (IN THOUSANDS)
Outstanding at beginning
  of year .....................           902    $      4.69         1,249    $      6.33         4,466    $     0.035
Granted .......................         4,826           1.15           665           4.09           753          10.88
Exercised .....................           (51)          .075          (422)         0.035        (3,939)         0.035
Cancelled .....................        (1,768)          2.00          (590)         10.25           (31)          9.68
                                  -----------    -----------   -----------    -----------   -----------    -----------
Outstanding at year-end .......         3,909    $      1.22           902    $      4.69         1,249    $      6.33
                                  ===========                  ===========                  ===========
Options exercisable at year
  end .........................           426    $      2.05           289    $      2.40           497    $     0.035
Shares available for future
  grant .......................         1,513                          345                          387

    The following summarizes information regarding the Company's stock options outstanding at March 30, 1998:


                                            WEIGHTED-       WEIGHTED-                     WEIGHTED-
                                            AVERAGE         AVERAGE        NUMBER         AVERAGE
          RANGE OF             NUMBER       REMAINING       EXERCISE    EXERCISABLE AT    EXERCISE
        EXERCISE PRICES     OUTSTANDING  CONTRACTUAL LIFE    PRICE      MARCH 30, 1998     PRICE
        ---------------     -----------  ----------------    -----      --------------     -----
                           (IN THOUSANDS)                              (IN THOUSANDS)
       $ .035  - $ 1.0625         399         9.6          $   .51         134            $  0.54
       $ 1.063 - $ 2.0000       3,263         9.7             1.08         129               1.07
       $ 2.125 - $ 4.8000         204         8.4             3.17         139               3.11
       $ 6.250 - $10.7500          30         7.5             7.75          16               7.73
       $12.000 - $13.1250          13         7.4            12.88           8              12.92
       ------------------       -----         ---          -------         ---            -------
       $. 035  - $13.1250       3,909         9.6          $  1.22         426            $  2.05
       ==================       =====                                      ===

    On December 10, 1997, the Company's Board of Directors resolved that all employees of the Company as of that date who were granted options between January 1, 1997 and December 10, 1997, at an exercise price greater than $1.063 per share were eligible to receive an equivalent number of options at an exercise price of $1.063 per share in replacement of their current options.

Employee Qualified Stock Purchase Plan

    In 1995 the Company approved an Employee Qualified Stock Purchase Plan ("ESPP"), which was amended in 1996, and which as amended allows eligible employees of the Company and its subsidiary to purchase shares of common stock through payroll deductions. The ESPP consists of consecutive 24-month offering periods composed of four 6-month exercise periods. The shares can be purchased at the lower of 85% of the fair market value of the common stock at the date of commencement of this one year offering period or at the last day of each 6-month exercise period. Purchases are limited to 10% of an employee's eligible compensation, subject to a maximum annual employee contribution limited to $25,000 market value of common stock (calculated as employee's enrollment price multiplied by purchased shares). During Fiscal 1998 and Fiscal 1996, no such shares were issued. In Fiscal 1997, 33,175 such shares were issued.

(13) BUSINESS CONCENTRATION

    The Company's sales are concentrated in the computer industry, however its customers operate in different markets and geographic areas. Fujitsu, Sun Microsystems, and users of Sun Microsystems products are the principal consumers of the Company's products. The following table summarizes the percentage of gross revenues generated by sales to customers which account for more than 10% of net sales for the fiscal years ended March 30, 1998, March 31,1997 and April 1, 1996:

                   CUSTOMER   1998  1997   1996
                   --------   ----  ----   ----
                   A........   15%   28%    45%
                   B........   36    22     19

    During the years ended March 30, 1998, March 31, 1997 and April 1, 1996 export sales were approximately $20,318,000, $27,840,000 and $36,230,000, respectively.

(14) FOURTH QUARTER ADJUSTMENTS

    In the fourth quarter of Fiscal 1998, the Company revised several of its estimates related to its investment in its subsidiary, inventory and property and equipment as follows:

                                                                (IN THOUSANDS)
                                                                --------------
           Inventory, lower of cost or market..................       7,271
           Write-down of property and equipment................      11,203
           Write-down of investment in subsidiary..............       1,080
                                                                   --------
                     Total.....................................    $ 19,554
                                                                   ========

    These adjustments increased the net loss by approximately $19.5 million ($.83 per share) for the year ended March 30, 1998.

(15)      SUBSEQUENT EVENTS

     As a result of the continuing and substantial deterioration of the Company's financial position, on June 1, 1998, the Company announced that it would commence an orderly shutdown of its operations. The decision was precipitated by a continuing decrease in revenues from the Company's sales of 32-bit products. The Company is exploring certain strategic alternatives, including an acquisition of the entire Company by a third party and the sale of various assets, including the Viper development and associated intellectual property, Austin manufacturing operation and the Company's Design Center in Israel. To date, the Company has been unable to locate a buyer for the entire Company and believe it is highly unlikely that it will be able to do so. A letter of intent with respect to the sale of the manufacturing operations was entered into on June 25, 1998. In addition, the Company and Fujitsu are negotiating an asset purchase agreement pursuant to which Fujitsu will purchase certain intellectual property rights from the Company (with a royalty-free license back to the Company for some of those rights). The Company is also actively involved in discussions with potentially interested parties, including Fujitsu, with regard to other of its assets. There is no assurance that any further agreements will be reached or that agreements reached will close in accordance with their terms. In the absence of a sale of the entire Company, the Company intends to cease all of its operations by the end of calendar 1998.

    Under the plan approved by the Company's Board of Directors, it is anticipated that the Company will continue its operations, at a scaled back level, through the end of calendar year 1998. Under this plan, the Company hopes to avoid undue disruption to its customers, which will have an opportunity to place orders for their forecasted needs, which the Company will strive to meet. The Company believes that by endeavoring to keep its design and product engineers in place as well as a scaled-back test site, it would have a better chance of finding a buyer for the Company of all or part of its assets, including its intellectual property. The Company has formed a business unit, named BridgePoint, that contains its significantly scaled back sales, service and manufacturing operations employees, as well as the inventory related to its 32-bit products. It is currently anticipated that BridgePoint will serve the ROSS customers until year end and may be sold separately or as a part of the entire Company (a letter of intent with respect to the sale of the Bridgepoint operations was entered into on June 25, 1998). The Company at this time will seek to maximize its asset value for its creditors. While the Company hopes to pay all of its creditors in full, its ability to do so is dependent upon its ability to generate sufficient cash from the sale of products and assets. The Company believes that it is highly unlikely that there will be any funds or assets available for distribution to any stockholders.

    As part of the preparation for the shutdown of the Company's business, the Company has issued notices to its employees under the Federal Workers Adjustment and Retraining Notification Act. These notices provided advance notice to all employees of the scheduled termination of their employment in connection with the shutdown. Approximately 93 employees, or 46% of the Company's work force will be laid off as of July 31, 1998, excluding the approximately 30 full and part time employees at the ROSS Design Center in Israel. The Company's 64-bit "Viper" Development Team (including the Vice President of Engineering and the Chief Architect), the BridgePoint operations, sales and service personnel (including the Vice President of Manufacturing) and an administrative team (including the Chief Executive Officer, Chief Financial Officer and Corporate Controller), will continue to operate the smaller ROSS Company and pursue alternatives, although the Company intends to lay-off the Viper development team on July 31, 1998 if an agreement to sell those operations has not been reached by that time.

\     In conjunction with the Company's orderly shutdown of its operations and in order to provide certain employees with an incentive to continue his or her employment with the Company, the Company adopted an Employee Retention and Severance Plan (the "Retention Plan"). Also as part of the orderly shutdown, the Company provided severance packages to all eligible terminated employees as required by its general severance policy, substantially all of the executive officers, have been retained pursuant to individual retention agreements. Given the Company's uncertain financial position, retention agreements were provided by the Company to such executive officers to provide incentive so that the key personnel necessary to effect the sale of the Company's assets remained with the Company until such time that their services are no longer required. The total cost of the Retention Plan and severance packages totals $5.2 million, of which $3.2 million relates to prior contractual obligations of the Company and obligations of the Company under its general severance policy. At March 30, 1998, these severance costs did not meet the criteria as stated in Emerging Issues Task Force issue No. 94-3 and, therefore; these severance costs will not be accrued until the first quarter of fiscal 1999.

    In general, the individual retention letters issued to the Company's executive officers and other eligible employees (namely, the members of the Company's "Viper" development design team, the BridgePoint manufacturing, operations and customer service personnel and certain administrative personnel) entitle such officer or employee to receive certain retention and severance payments so long as, among other things, such officer or employee maintains his or her employment with the Company through a specified date. Certain of the individual retention letters also require the affected officer or employee to continue his or her employment with the Company or a successor to certain of its operations in order to be eligible to receive a retention and/or severance payment. Fujitsu has provided assurances to the Company regarding payment of such individual retention amounts predicated upon each employee's entitlement to such retention amount.

    On May 18, 1998, the Company was informed by the Nasdaq National Market of the Company's failure to maintain certain listing requirements - failure to maintain a closing bid price of greater than or equal to $1.00 per share and failure to maintain a market value of public float greater than or equal to $5 million. If the Company is unable to demonstrate compliance with these two rules before August 13, 1998, the Company's securities will be delisted at the opening of business on August 17, 1998. The Company does not believe that it will be able to demonstrate compliance with such rules by the August 13, 1998 deadline. The Company's Common stock would continue to trade on the over-the-counter bulletin board market maintained by the Nasdaq National Market.

                                   SCHEDULE II

                      ROSS TECHNOLOGY, INC. AND SUBSIDIARY

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                     DESCRIPTION              BALANCE AT   ADDITIONS  DEDUCTIONS  BALANCE AT
                     -----------              BEGINNING   CHARGED TO    FROM       END OF
                                              OF PERIOD     EXPENSE    ACCOUNTS     PERIOD
           Allowance for doubtful accounts:   ----------   ---------  ----------  ----------
             Year ended April 1, 1996...      $    495    $   1,576   $      14   $  2,057
             Year ended March 31, 1997..         2,057       10,613      11,115      1,555
             Year ended March 30, 1998..         1,555        1,819       2,916        458

                                  EXHIBIT INDEX

  Exhibit
    No.                       Description
    ---                       -----------

    3.2      ---- Restated by-laws of the Registrant, as amended

    10.1     ---- Stock Option Plan and Restricted Stock Purchase Plan 3.0, as
                  amended

   10.56     ---- Employment Agreement, dated May 21, 1997, between the
                  Registrant and Jack W. Simpson, Sr.

   10.57     ---- Amendment to Letter of Agreement between the Registrant and
                  Francis S. (Kit) Webster III

   10.58     ---- Amendment to Letter of Agreement between Company and Frank A.
                  Baffi

   10.59     ---- Employee Retention and Severance Plan

   10.60     ---- Retention Letter dated June 4, 1998 for Jack W.  Simpson, Sr.

   10.61     ---- Retention Letter dated June 3, 1998 for Francis S. (Kit)
                  Webster

   10.62     ---- Retention Letter dated May 28, 1998 for Mitchell K. Alsup

   10.63     ---- Retention Letter dated May 28, 1998 for Trevor S. Smith

   10.64     ---- Retention Letter dated June 1, 1998 for Joe D. Jones

   10.65     ---- Retention Letter dated June 1, 1998 for Carter L. Godwin

   10.66     ---- Agreement between Fujitsu Limited and the Company dated as of
                  March 30, 1998 relating to the Viper Development Agreement dated June 25, 1997++

     11      ---- Earnings per share computations

     21      ---- Subsidiaries of the Registrant

     23      ---- Consent of KPMG Peat Marwick LLP

     27      ---- Financial Data Schedule


       ++ Certain portions of this Exhibit have been omitted and filed separately under an application for confidential treatment.