Form 10-Q
period 1998-06-29
ROSS TECHNOLOGY INC
filed 1998-08-13
CIK 949702

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 1998

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

                            [X] Yes   [ ] No


Number of shares outstanding of each of the issuer's classes of common stock, as of August 1, 1998: Common Stock, $.001 par value, 23,456,965 shares.

                              ROSS TECHNOLOGY, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                        THREE MONTHS ENDED JUNE 29, 1998

                                      INDEX


                                                                                Page
                                                                                ----
Title Page ..................................................................... 1

Index .......................................................................... 2

PART I - FINANCIAL INFORMATION

   ITEM 1.   Financial Statements

            Condensed Consolidated Balance Sheets - June 29,
            1998 and March 30, 1998 ............................................ 3

            Condensed Consolidated Statements of Operations for the
            Three Months Ended June 29, 1998 and June 30, 1997.................. 4

            Condensed Consolidated Statements of Cash Flows for the
            Three Months Ended June 29, 1998 and June 30, 1997.................. 5

            Notes to Condensed Consolidated Financial Statements ............... 6

   ITEM 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations ................................ 8

PART II - OTHER INFORMATION

   ITEM 1.       Legal Proceedings .............................................11

   ITEM 2.       Changes in Securities ........................................ 11

   ITEM 3.       Defaults Upon Senior Securities  ............................. 12

   ITEM 4.       Submission of Matters to a Vote of Security-Holders .......... 12

   ITEM 5.       Other Information ............................................ 12

   ITEM 6.       Exhibits and Reports on Form 8-K ............................. 12

SIGNATURES  ................................................................... 13

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                              ROSS TECHNOLOGY, INC.
                                 AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                  (UNAUDITED)



                                                                     JUNE 29,       MARCH 30,
                                                                       1998           1998
                                                                    -----------     -----------
ASSETS
Current assets:
  Cash and cash equivalents ....................................    $     6,456     $       787
  Trade accounts receivable, net ...............................          2,616           2,712
  Receivable from Fujitsu ......................................            457           3,343
  Inventory ....................................................          4,228           7,808
  Prepaid expenses and other assets ............................            230             512
                                                                    -----------     -----------

          Total current assets .................................         13,987          15,162

Property and equipment, net ....................................           1785           3,325
                                                                    -----------     -----------

Total assets ...................................................    $    15,772     $    18,487
                                                                    -----------     -----------

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Trade accounts payable .......................................    $     3,475     $     6,091
  Accrued liabilities ..........................................         10,411           5,083
  Payable to Fujitsu ...........................................          1,303           1,293
  Notes payable ................................................         20,000          15,000
                                                                    -----------     -----------

          Total current liabilities ............................         35,189          27,467
                                                                    -----------     -----------

Stockholders' deficit:
  Preferred stock ..............................................              1               1
  Common stock .................................................             23              23
  Additional paid-in capital ...................................        132,079         132,079
  Accumulated deficit ..........................................       (150,269)       (139,832)
                                                                    -----------     -----------

                                                                        (18,166)         (7,729)
  Less: treasury stock .........................................         (1,251)         (1,251)
                                                                    -----------     -----------

          Total stockholders' deficit ..........................        (19,417)         (8,980)
                                                                    -----------     -----------

Total liabilities and stockholders' deficit ....................    $    15,772     $    18,487
                                                                    -----------     -----------

     See accompanying notes to condensed consolidated financial statements.

                              ROSS TECHNOLOGY, INC.
                                 AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)




                                                  THREE            THREE
                                                 MONTHS           MONTHS
                                                  ENDED            ENDED
                                                 JUNE 29,         JUNE 30,
                                                  1998             1997
                                              -------------     -------------
                                               (UNAUDITED)      (UNAUDITED)
Net sales ................................    $       7,833     $      11,813
Cost of sales ............................            6,590            11,175
                                              -------------     -------------

  Gross profit ...........................            1,243               638
                                              -------------     -------------

Operating expenses:
  Research and development, net ..........            3,046             1,546
  Selling, general and administrative ....            3,074             3,600
  Severance cost..........................            5,248                --
                                              -------------     -------------

      Total operating expenses ...........           11,368             5,146
                                              -------------     -------------

      Loss from operations ...............          (10,125)           (4,508)

Interest expense, net ....................             (312)             (651)
                                              -------------     -------------
      Loss before income taxes ...........          (10,437)           (5,159)
Income tax expense (benefit) .............             --                --
                                              -------------     -------------

      Net loss ...........................    $     (10,437)    $      (5,159)
                                              =============     =============


Net loss applicable to
      common shareholders ................    $     (10,437)    $      (5,159)
                                              =============     =============

Net loss per share - Basic and diluted ...    $        (.44)    $       (0.22)
                                              =============     =============

Weighted average common shares outstanding
      - Basic and diluted ................           23,477            23,525
                                              =============     =============


     See accompanying notes to condensed consolidated financial statements.

                              ROSS TECHNOLOGY, INC.
                                 AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                         THREE MONTHS    THREE MONTHS
                                                                            ENDED           ENDED
                                                                           JUNE 29,        JUNE 30,
                                                                             1998            1997
                                                                          -----------     -----------
                                                                          (Unaudited)     (Unaudited)
Cash flows from operating activities:
  Net loss ...........................................................    $   (10,437)    $    (5,159)
  Adjustments to reconcile net income (loss) to
    cash used in operating activities:
    Depreciation and amortization ....................................          1,642           1,490
    Change in assets and liabilities:
      Trade accounts receivable ......................................             96           3,858
      Receivable from Fujitsu ........................................          2,886           1,383
      Inventory ......................................................          3,580           1,023
      Prepaid expenses ...............................................            282           1,353
      Trade accounts payable .........................................         (2,616)         (3,947)
      Payable to Fujitsu .............................................             10           2,434
      Accrued liabilities ............................................          5,328          (4,069)
                                                                          -----------     -----------
        Net cash provided by (used in) operating activities ..........            771          (1,634)
                                                                          -----------     -----------

Cash flows from investing activities:
  Capital expenditures ...............................................           (102)            (86)
                                                                          -----------     -----------

Cash flows from financing activities:
  Proceeds from borrowings on notes payable ..........................          5,000           6,500
                                                                          -----------     -----------
      Net cash provided by financing activities ......................          5,000           6,500
                                                                          -----------     -----------

      Net increase in cash and cash equivalents ......................          5,669           4,780

Cash and cash equivalents at beginning of period .....................            787           2,811
                                                                          -----------     -----------

Cash and cash equivalents at end of period ...........................    $     6,456     $     7,591
                                                                          ===========     ===========


     See accompanying notes to condensed consolidated financial statements.

                              ROSS TECHNOLOGY, INC.
                                 AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)      FINANCIAL STATEMENT PRESENTATION

         The financial statements of ROSS Technology, Inc. and subsidiary (the "Company") included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of management, reflect all adjustments necessary, such adjustments being of a normal recurring nature, to present fairly the financial condition and the results of operations for such interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, management believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended March 30, 1998, included in the Company's filing with the SEC on Form 10-K. The results for interim periods are not necessarily indicative of the results for the respective fiscal years.

(2)      INVENTORIES


                    June 29,    March 30,
                      1998         1998
                   ---------    ---------
Die bank           $     487    $     694
Work-in-process        1,997        5,297
Finished goods         1,744        1,817
                   ---------    ---------
                   $   4,228    $   7,808
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

(3)       NOTES PAYABLE

         The notes payable to a bank at June 29, 1998, were outstanding under a $20,000,000 revolving credit facility with a bank, due November 30, 1998. Interest accrues at the bank's quoted rate (6.3% at June 29, 1998). The notes payable are guaranteed by Fujitsu. Both the credit facility and Fujitsu's guaranty expire on December 31, 1998.

(4)      NET INCOME (LOSS) PER COMMON SHARE

         Basic earnings (loss) per share is based on the weighted average of all common shares issued and outstanding, and is calculated by dividing net income (loss) available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share is calculated by dividing net income (loss) available to common stockholders by the weighted average number of common shares used in the basic calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive common shares outstanding.

                                                               Three Months Ended
                                                              --------------------
                                                              June 29,     June 30,
                                                                1998        1997
                                                              --------    --------
Net loss applicable to common stockholders .................  $(10,437)   $ (5,159)
                                                              ========    ========
Weighted average shares outstanding - Basic and diluted ....    23,477      23,525
                                                              ========    ========
Basic and diluted loss per share ...........................  $   (.44)   $   (.22)
                                                              ========    ========

         For the quarter ended June 29, 1998, options totaling 3,787,004 and the conversion of Series B Convertible Preferred Stock to 20,000,000 shares of common stock were excluded from the computation of diluted earnings per share because they would have been antidilutive for this period. For quarter ended June 30, 1997, options totaling 721,615 were excluded from the computation of diluted earnings per common share because they would have been antidilutive for this period.

(5)      SEVERANCE COST

         As previously reported, the Company has commenced an orderly shutdown of its operations. In conjunction with the Company's orderly shutdown of its operations and in order to provide certain employees with an incentive to continue his or her employment with the Company, the Company adopted an Employee Retention and Severance Plan (the "Retention Plan"). The Company provided severance packages to all eligible terminated employees as required by its general severance policy, and substantially all of the executive officers have been retained pursuant to individual retention agreements. Given the Company's uncertain financial position, retention agreements were provided by the Company to such executive officers to provide incentives so that the key personnel necessary to effect the sale of the Company's assets remained with the Company until such time that their services were no longer required. The total cost of the Retention Plan and severance packages totals $5.2 million, of which $3.2 million relates to prior contractual obligations of the Company and obligations of the Company under its general severance policy. At June 29, 1998, these severance costs met the criteria as stated in Emerging Issues Task Force issue No. 94-3 and, therefore, these severance costs have been accrued in the first quarter of Fiscal 1999.

         As part of the preparation for the shutdown of the Company's business, on June 1, 1998, the Company issued notices to its employees under the Federal Workers Adjustment and Retraining Notification Act (the "WARN Act"). These notices provided advance notice to all employees of the scheduled termination of their employment in connection with the shutdown. Approximately 138 employees, or 70% of the Company's work force (excluding employees at the Company's Design Center in Israel), were laid off on July 31, 1998, including the members of the Company's "Viper" development team.

(6)      SUBSEQUENT EVENTS

         The Company has entered into an Asset Purchase Agreement (the "Asset Purchase Agreement") to sell its manufacturing, sales and service operations and certain assets related to the Company's 32-bit hyper-SPARC(TM) business (the "BridgePoint Sale") to a newly formed Texas corporation ("Buyer"), of which Joe Jones (currently Vice President of Operations of the Company), is president and a stockholder. The Asset Purchase Agreement provides for an aggregate consideration of $5.66 million, of which $250,000 will be deposited by Buyer into an escrow account for an indemnification holdback amount to cover possible claims. Also, the Company will pay $1.72 million to the Buyer at the closing in consideration for the Buyer's assumption of and undertaking to pay, discharge and perform certain warranty repair liabilities of the Company.

         The Company has also entered into an agreement to sell all of the issued and outstanding stock of ROSS Semiconductors (Israel) Ltd. ("RIL") to Fujitsu Limited ("Fujitsu"), the holder of a majority of the outstanding shares of the Company's Common Stock and the holder of all outstanding shares of the Company's Series B Convertible Preferred Stock, for $2.5 million in cash, pursuant to a Share Acquisition Agreement, dated as of August 6, 1998, between the Company and Fujitsu (the "RIL Agreement"). In connection with the RIL Agreement, Fujitsu has agreed to retain RIL's employees. This transaction was consummated on August 10, 1998.

         Pursuant to an asset purchase and license agreement (the "Asset Purchase and License Agreement") dated July 10, 1998, between the Company and Fujitsu, the Company has sold (the "IP Sale") certain intellectual property rights to Fujitsu for $7.6 million (with a royalty-free license back to the Company for certain of those rights). The IP Sale was consummated on July 27, 1998. The intellectual property acquired by Fujitsu under the Asset and License Agreement (the "Acquired IP") included (a) intellectual property relating to the DANlite1, DANlite2 and DANlite3 microprocessor cores; (b) intellectual property relating to the Colorado 4 microprocessor; (c) certain intellectual property relating to the HyperSPARC(TM) module and test programs and photon test bus; (d) certain intellectual property relating to the 64-bit Viper development project; and (e) four patents relating the Company's 32-bit microprocessor designs. The Acquired IP does not include all of the intellectual property relating to the Company's 64-bit Viper development project. The consideration paid by Fujitsu included consideration for the termination of Fujitsu's obligations to pay future royalties to the Company for Fujitsu's proposed use of the DANlite microprocessor core in a new product currently under development by Fujitsu.

         In furtherance of the Company's previously announced plans to commence an orderly shutdown of its operations, on July 22, 1998 the Company adopted a Plan of Complete Liquidation and Dissolution (the "Plan of Liquidation") pursuant to which the Company will be liquidated by the sale of all or substantially all of its remaining assets and payment of claims, obligations and expenses owing to the Company's creditors. The Company does not believe that it will have any funds or assets available for distribution to either preferred or common stockholders.

         The BridgePoint Sale and the Plan of Liquidation have been approved by Fujitsu, as holder of a majority of the outstanding shares of the Company's common stock and all of the outstanding shares of the Company's Series B Convertible Preferred Stock. The Company has filed a preliminary information statement with respect to the BridgePoint Sale and the Plan of Liquidation with the SEC and will mail the information statement to its stockholders following the SEC's review and clearance of the preliminary information statement. The BridgePoint Sale will not be effective until at least twenty days after the mailing of the information statement and following satisfaction or waiver of the other conditions to that sale. The Plan of Liquidation will not be effective until at least twenty days after the mailing of the information statement. The Company intends to proceed with liquidation and dissolution regardless of whether the BridgePoint Sale is consummated.

     The Company estimates total future obligations and commitments associated with the Company's planned shutdown of its operations, including employee related costs, at approximately $20 million (excluding the Company's obligations under its revolving credit facility guaranteed by Fujitsu). The Company has received gross proceeds of $10.1 million from the IP Sale and the sale of RIL, and will receive approximately $3.9 million of proceeds (net of payment for warranty liability assumption) if the BridgePoint Sale is consummated.




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT

         This Quarterly Report contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, with respect to the financial condition, results of operations and business of ROSS Technology, Inc. and its subsidiary (collectively, unless the context otherwise requires, "ROSS", the "Company", or the "Registrant"). Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially and adversely from those set forth in the forward-looking statements, including without limitation the availability of financial resources adequate to the Company's short-, medium- and long-term needs, general economic conditions, and the other risks and uncertainties described from time to time in the Company's public announcements and SEC filings, including without limitation the Company's Current, Quarterly, and Annual Reports on Forms 8-K, 10-Q, and 10-K, respectively. The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any written or oral forward-looking statement that may be made from time to time by or on behalf of the Company.

         The information contained in this Quarterly Report is not a complete description of the Company's business or the risks associated with an investment in the Company. More complete discussions can be found in the Company's Annual Report on Form 10-K for the fiscal year ended March 30, 1998, as supplemented by the information contained in the Current Reports on Form 8-K dated July 30, 1998 and August 11, 1998 and this Quarterly Report.

RESULTS OF OPERATIONS

         Net Sales. Net sales in the three-month period ended June 29, 1998 (the "first quarter") of the fiscal year ending March 29, 1999 ("Fiscal 1999") decreased 33.7% to $7.8 million from $11.8 million in the corresponding period of the fiscal year ended March 30, 1998 ("Fiscal 1998"). This reduction in sales reflects the previously reported migration of the Company's primary customers away from the Company's 32-bit products to 64-bit products sold by the Company's competitors, primary Sun Microsystems, Inc. ("Sun"). This reduction was lessened by a $5.0 million end of life ("EOL") order from Fujitsu. This order was placed and shipped during the first quarter of Fiscal 1999 in connection with the Company's EOL program, which provided the Company's customers the opportunity to place EOL orders until July 31, 1998, with all such orders to be shipped on or before November 28, 1998.

         Gross Profit. Gross profit as a percentage of net sales for the quarter ended June 29, 1998 increased to 15.9% as compared with 5.4% of net sales for the comparable period in Fiscal 1998. This increase was primarily attributable to the Company's ability to ship orders from stock which allowed the Company to reduce its manufacturing overhead.

         Research and Development Expense. Net research and development ("R&D") expenses were 38.9% of net sales for the quarter ended June 29, 1998, compared with 13.1% of net sales for the comparable period in Fiscal 1998. Absolute R&D expenses increased $1.5 million in the quarter ended June 29, 1998, from the comparable period in the prior fiscal year. This increase was primarily attributable to reimbursement by Fujitsu of $4.5 million in expenses, in the first quarter of Fiscal 1998, relating to the development of the Company's 64-bit Viper project pursuant to a Development Agreement (the "Viper Agreement") between Fujitsu and the Company. No such reimbursements occurred during the first quarter of Fiscal 1999. As previously reported, the Company will not complete development of the "Viper" project and the Company and Fujitsu are currently negotiating the termination of the Viper Agreement.

         Selling, General and Administrative Expense. Selling, general and administrative ("SG&A") expenses were 39.2% of net sales for the quarter ended June 29, 1998, compared with 30.5% of net sales for the comparable period in Fiscal 1998. Absolute SG&A expenses decreased $.5 million in the quarter ended June 29, 1998 from the comparable period in the prior fiscal year. The decrease in SG&A expense is primarily attributable to the Company's decision to stop all marketing and advertising activities, partially offset by an increase in legal and related expenses associated with the Company's planned shutdown of its operations, particularly expenses related to the Company's obligations under the federal Workers Adjustment and Retraining Notification Act.

         Net Interest Expense. The Company had net interest expense of $.3 million for the quarter ended June 29, 1998, versus interest expense of $.7 million in the quarter ended June 30, 1998, reflecting a lower level of debt during the first quarter of Fiscal 1999 as compared to the corresponding period in Fiscal 1998.

         Income Tax Expense. The Company has established a 100% reserve against its deferred income tax asset and will not record income tax expense or benefit until such time as the Company achieves profitability. Although it is anticipated that the Company will not generate any future tax obligations as a result of any future transactions, it is possible that such tax obligations may occur.

         Future Operating Results. The Company intends to dissolve and liquidate and pay out the net proceeds of the sale of its remaining assets to satisfy the Company's obligations to its creditors. The Company does not believe it will have any funds or assets remaining to make distributions to either preferred or common stockholders.

LIQUIDITY AND CAPITAL RESOURCES

         The Company experienced significant negative cash flows during Fiscal 1998. Historically, the Company has been dependent on Fujitsu for its capital requirements. Fujitsu has provided a guarantee for a credit facility with DKB for a maximum principal amount of $20 million. The line of credit and guaranty is scheduled to expire on December 31, 1998. As of August 10, 1998, the Company has borrowed the maximum $20 million of available credit provided by the existing credit facility. There is no assurance that DKB will renew the line of credit or that Fujitsu will agree to extend or renew the guaranty, on their existing terms or otherwise. In addition, there can be no assurance that the Company will not experience negative cash flow from operations and the Company may in the future be required to seek additional external sources of financing to fund the shutdown of its operations, which it does not believe it will be able to obtain from Fujitsu or any other third party. Although the Company hopes it will have sufficient funds from sales of its inventory and assets to fund an orderly shutdown of its operations, the Company may nevertheless be forced to seek protection under Federal bankruptcy laws.

    On May 18, 1998, the Company was informed by The Nasdaq Stock Market of the Company's failure to maintain certain listing requirements for the Nasdaq National Market - failure to maintain a closing bid price of greater than or equal to $1.00 per share and failure to maintain a market value of public float greater than or equal to $5 million. On July 15, 1998, the Company received another notice from The Nasdaq Stock Market informing the Company that it no longer met the minimum net tangible assets requirement for continued listing on the Nasdaq National Market. As a result of the Company's noncompliance with these rules, the Company's common stock was delisted from the Nasdaq National Market effective at the close of business on July 31, 1998. The Company's Common Stock continues to trade on the over-the-counter bulletin board market maintained by The Nasdaq Stock Market.

    The Company's principal source of liquidity as of June 29, 1998, consisted of $6.5 million of cash. The Company currently has no availability under any credit facility. As of June 29, 1998, the Company had negative working capital of $15.9 million, an accumulated deficit of $145.0 million and stockholders' deficit of $14.2 million.


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

            None

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

            None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

            None

ITEM 5.     OTHER INFORMATION

         As previously reported, as a result of the Company's continuing and substantial economic deterioration, on June 1, 1998, the Company announced that it would commence an orderly shutdown of its operations. The decision was precipitated by a continuing decrease in revenues from the Company's sales of its 32-bit products. The Company intends to cease all of its operations by the end of calendar 1998.

         As part of the preparation for the shutdown of the Company's business, on June 1, 1998, the Company issued notices to its employees under the Federal Workers Adjustment and Retraining Notification Act (the "WARN Act"). These notices provided advance notice to all employees of the scheduled termination of their employment in connection with the shutdown. Approximately 138 employees, or 70% of the Company's work force (excluding employees at the Company's Design Center in Israel), were laid off on July 31, 1998, including the members of the Company's "Viper" development team.

         The Company at this time is seeking to maximize its asset value for its creditors. While the Company hopes to pay all of its creditors in full, its ability to do so is dependent upon its ability to generate sufficient cash from the sale of products and assets. The Company does not believe that it will have any funds or assets available for distribution to preferred or common stockholders.

         The Company has entered into an Asset Purchase Agreement (the "Asset Purchase Agreement") to sell its manufacturing, sales and service operations and certain assets related to the Company's 32-bit hyper-SPARC(TM) business (the "BridgePoint Sale") to a newly formed Texas corporation ("Buyer"), of which Joe Jones (currently Vice President of Operations of the Company), is president and a stockholder. The Asset Purchase Agreement provides for an aggregate consideration of $5.66 million, of which $250,000 will be deposited by Buyer into an escrow account for an indemnification holdback amount to cover possible claims. Also, the Company will pay $1.72 million to the Buyer at the closing in consideration for the Buyer's assumption of and undertaking to pay, discharge and perform certain warranty repair liabilities of the Company.

         The Company has also entered into an agreement to sell all of the issued and outstanding stock of ROSS Semiconductors (Israel) Ltd. ("RIL") to Fujitsu Limited ("Fujitsu"), the holder of a majority of the outstanding shares of the Company's Common Stock and the holder of all of the outstanding shares of the Company's Series B Convertible Preferred Stock, for $2.5 million in cash, pursuant to a Share Acquisition Agreement, dated as of August 6, 1998, between the Company and Fujitsu (the "RIL Agreement"). In connection with the RIL Agreement, Fujitsu has agreed to retain RIL's employees. This transaction was consummated on August 10, 1998.

         Pursuant to an asset purchase and license agreement (the "Asset Purchase and License Agreement") dated July 10, 1998, between the Company and Fujitsu, the Company has sold (the "IP Sale") certain intellectual property rights to Fujitsu for $7.6 million (with a royalty-free license back to the Company for certain of those rights). The IP Sale was consummated on July 27, 1998. The intellectual property acquired by Fujitsu under the Asset and License Agreement (the "Acquired IP") included (a) intellectual property relating to the DANlite1, DANlite2 and DANlite3 microprocessor cores; (b) intellectual property relating to the Colorado 4 microprocessor; (c) certain intellectual property relating to the HyperSPARC(TM) module and test programs and photon test bus; (d) certain intellectual property relating to the 64-bit Viper development project; and (e) four patents relating the Company's 32-bit microprocessor designs. The Acquired IP does not include all of the intellectual property relating to the Company's 64-bit Viper development project. The consideration paid by Fujitsu included consideration for the termination of Fujitsu's obligations to pay future royalties to the Company for Fujitsu's proposed use of the DANlite microprocessor core in a new product currently under development by Fujitsu.

         In furtherance of the Company's previously announced plans to commence an orderly shutdown of its operations, on July 22, 1998, the Company adopted a Plan of Complete Liquidation and Dissolution (the "Plan of Liquidation") pursuant to which the Company will be liquidated by the sale of all or substantially all of its remaining assets and payment of claims, obligations and expenses owing to the Company's creditors.

         The BridgePoint Sale and the Plan of Liquidation have been approved by Fujitsu, as holder of a majority of the outstanding shares of the Company's common stock and all of the outstanding shares of the Company's Series B Convertible Preferred Stock. The Company has filed a preliminary information statement with respect to the BridgePoint Sale and Plan of Liquidation with the SEC and will mail the information statement to its stockholders following the SEC's review and clearance of the preliminary information statement. The BridgePoint Sale will not be effective until at least twenty days after the mailing of the information statement and following satisfaction or waiver of the other conditions to that sale. The Plan of Liquidation will not be effective until at least twenty days after the mailing of the information statement. The Company intends to proceed with liquidation and dissolution regardless of whether the BridgePoint Sale is consummated.

         The Company estimates total future obligations and commitments associated with the Company's planned shutdown of its operations, including employee related costs, at approximately $20 million (excluding the Company's obligations under its revolving credit facility guaranteed by Fujitsu). The Company has received gross proceeds of $10.1 million from the IP Sale and the sale of RIL, and will receive approximately $3.9 million of proceeds (net of payment for warranty liability assumption) if the BridgePoint Sale is consummated.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

         Exhibit
           No.                              Description

         2.1      Plan of Complete Liquidation and Dissolution of ROSS
                  Technology, Inc.

         2.2 Asset Purchase Agreement dated as of July 23, 1998 between the Registrant and BridgePoint Technical Manufacturing Corporation

         10.1 Asset Purchase and License Agreement dated July 10, 1998 between the Registrant and Fujitsu Limited *

         10.2 Share Acquisition Agreement dated as of August 6, 1998 between the Registrant and Fujitsu Limited

       * Incorporated by reference to the Registrant's Current Report on Form 8-K dated August 11, 1998.

    (b)  Reports on Form 8-K

         Two Current Reports on Form 8-K dated July 30, 1998 and August 11, 1998 reporting the delisting of the Company's common stock from the Nasdaq National Market, the agreement to sell the Company's BridgePoint business unit, the adoption of the Plan of Liquidation and the sale of certain intellectual property to Fujitsu.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    ROSS TECHNOLOGY, INC.,
                                    a Delaware corporation



Date:  August 13, 1998              /s/ F. S. (KIT) WEBSTER III
                                    ---------------------------
                                    F. S. (KIT) WEBSTER III
                                    Chief Financial Officer

                                  Exhibit Index


         2.1      Plan of Complete Liquidation and Dissolution of ROSS
                  Technology, Inc.

         2.2 Asset Purchase Agreement dated as of July 23, 1998 between the Registrant and BridgePoint Technical Manufacturing
                  Corporation

         10.1 Asset Purchase and License Agreement dated July 10, 1998 between the Registrant and Fujitsu Limited *

         10.2 Share Acquisition Agreement dated as of August 6, 1998 between the Registrant and Fujitsu Limited

         27       Financial Data Schedule


         * Incorporated by reference to the Registrant's Current Report on Form 8-K dated August 11, 1998.