Form 10-Q/A
period 1998-06-29
ROSS TECHNOLOGY INC
filed 1998-08-17
CIK 949702

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

                              ROSS TECHNOLOGY, INC.
                        QUARTERLY REPORT ON FORM 10-Q/A
                        THREE MONTHS ENDED JUNE 29, 1998

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

            Condensed Consolidated Balance Sheets - June 29,
            1998 and March 30, 1998 ............................................ 3

            Condensed Consolidated Statements of Operations for the
            Three Months Ended June 29, 1998 and June 30, 1997.................. 4

            Condensed Consolidated Statements of Cash Flows for the
            Three Months Ended June 29, 1998 and June 30, 1997.................. 5

            Notes to Condensed Consolidated Financial Statements ............... 6

   ITEM 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations................................. 9

PART II - OTHER INFORMATION

   ITEM 1.       Legal Proceedings ............................................ 11

   ITEM 2.       Changes in Securities ........................................ 12

   ITEM 3.       Defaults Upon Senior Securities  ............................. 12

   ITEM 4.       Submission of Matters to a Vote of Security-Holders .......... 12

   ITEM 5.       Other Information ............................................ 12

   ITEM 6.       Exhibits and Reports on Form 8-K ............................. 14

SIGNATURES  ................................................................... 15

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

         Severance Cost. As previously reported, the Company has commenced an orderly shutdown of its operations. In conjunction with the Company's orderly shutdown of its operations and in order to provide certain employees with an incentive to continue his or her employment with the Company, the Company adopted an Employee Retention and Severance Plan (the "Retention Plan"). The Company provided severance packages to all eligible terminated employees as required by its general severance policy, and substantially all of the executive officers have been retained pursuant to individual retention agreements. Given the Company's uncertain financial position, retention agreements were provided by the Company to such executive officers to provide incentives so that the key personnel necessary to effect the sale of the Company's assets remained with the Company until such time that their services were no longer required. The total cost of the Retention Plan and severance packages totals $5.2 million, of which $3.2 million relates to prior contractual obligations of the Company and obligations of the Company under its general severance policy. At June 29, 1998, these severance costs met the criteria as stated in Emerging Issues Task Force issue No. 94-3 and, therefore, these severance costs have been accrued in the first quarter of Fiscal 1999.

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

    The Company's principal source of liquidity as of June 29, 1998, consisted of $6.5 million of cash. The Company currently has no availability under any credit facility. As of June 29, 1998, the Company had negative working capital of $21.2 million, an accumulated deficit of $150.3 million and stockholders' deficit of $15.8 million.


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