Form 10-Q
period 1998-09-28
ROSS TECHNOLOGY INC
filed 1998-11-12
CIK 949702

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended September 28, 1998


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


                         Two Ceilo Center, Third Floor
                         1250 Capital of Texas Highway,
                           South Austin, Texas 78746
                                 (512) 329-2499
         (Address and Telephone Number of Principal Executive Offices)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               [X]  Yes  [ ]  No

Number of shares outstanding of each of the issuer's classes of common stock, as of November 11, 1998: Common Stock, $.001 par value, 23,476,965 shares.

                         QUARTERLY REPORT ON FORM 10-Q
                        THREE MONTHS ENDED JUNE 29, 1998

                                     INDEX

Title Page.................................................................. 1

Index....................................................................... 2

PART I - FINANCIAL INFORMATION

     ITEM 1.   Financial Statements

               Condensed Consolidated Balance Sheets - September 28, 1998
               and March 30, 1998........................................... 3

               Condensed Consolidated Statements of Operations for the
               Three and Six Months Ended September 28, 1998 and
               September 29, 1997........................................... 4

               Condensed Consolidated Statements of Cash Flows for the Six
               Months Ended September 28, 1998 and September 29, 1997....... 5

               Notes to Condensed Consolidated Financial Statements......... 6

     ITEM 2.   Managements's Discussion and Analysis of Financial
               Condition and Results of Operations.......................... 9

PART II - OTHER INFORMATION

     ITEM 1.   Legal proceedings........................................... 12

     ITEM 2.   Changes in Securities....................................... 12

     ITEM 3.   Defaults Upon Senior Securities............................. 12

     ITEM 4.   Submission of Matters to a Vote of Security-Holders......... 12

     ITEM 5.   Other Information........................................... 12

     ITEM 6.   Exhibits and Reports on Form 8-K............................ 12

SIGNATURES................................................................. 13


Part 1 - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                             ROSS TECHNOLOGY, INC.
                                 AND SUBSIDIARY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                              SEPTEMBER 28,   MARCH 30,
                                                                  1998          1998
                                                              -------------   ---------
ASSETS

Current assets:
  Cash and cash equivalents.................................    $  7,048       $   787
  Trade accounts receivable.................................       1,668         2,712
  Receivable from Fujitsu...................................         607         3,343
  Inventory.................................................       1,930         7,808
  Prepaid expenses and other assets.........................           2           512
                                                                --------       -------
          Total current assets..............................      11,255        15,162
Property and equipment, net.................................         696         3,325
                                                                --------       -------
Total assets................................................    $ 11,951       $18,487
                                                                ========       =======

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Trade accounts payable....................................    $    619       $ 6,091
  Accrued shutdown costs....................................       3,200            --
  Accrued severance costs...................................       2,420            --
  Accrued warranty and production costs.....................       1,772           647
  Accrued liabilities.......................................       1,061         4,436
  Payable to Fujitsu........................................       1,318         1,293
  Notes payable.............................................      20,000        15,000
                                                                --------       -------
          Total current liabilities.........................      30,390        27,467
                                                                --------       -------
          Total stockholders' deficit.......................     (18,439)       (8,980)
                                                                --------       -------
Total liabilities and stockholders' deficit.................    $ 11,951       $18,487
                                                                ========       =======

     See accompanying notes to condensed consolidated financial statements.

                             ROSS TECHNOLOGY, INC.
                                 AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                            THREE MONTHS    THREE MONTHS     SIX MONTHS      SIX MONTHS
                                                ENDED           ENDED           ENDED           ENDED
                                            SEPTEMBER 29,   SEPTEMBER 28,   SEPTEMBER 29,   SEPTEMBER 28,
                                                1997            1998            1997            1998
                                            -------------   -------------   -------------   -------------
Net sales.................................     $11,472         $ 4,396         $23,285         $12,229
Cost of sales.............................      10,063           4,402          21,238          10,992
                                               -------         -------         -------         -------
  Gross profit............................       1,409              (6)          2,047           1,237
                                               -------         -------         -------         -------
Operating expenses:
  Research and development, net...........        (152)            765           1,394           3,811
  Selling, general and administrative.....       3,535           3,880           7,135           6,954
  Severance costs.........................          --              --              --           5,248
  Shutdown costs..........................          --           4,125              --           4,125
                                               -------         -------         -------         -------
          Total operating expenses........       3,383           8,770           8,529          20,138
                                               -------         -------         -------         -------
  Gain on sale of subsidiary..............          --           2,500              --           2,500
  Gain on sale of intellectual property...          --           7,550              --           7,550
                                               -------         -------         -------         -------
          Income (loss) from operations...      (1,974)          1,274          (6,482)         (8,851)
Interest expense, net.....................        (933)           (296)         (1,584)           (608)
                                               -------         -------         -------         -------
          Income (loss) before income
            taxes.........................      (2,907)            978          (8,066)         (9,459)
Income tax provision (benefit)............          --              --              --              --
                                               -------         -------         -------         -------
          Net income (loss)...............     $(2,907)        $   978         $(8,066)        $(9,459)
                                               =======         =======         =======         =======
Net income (loss) applicable to common
  shareholders............................     $(2,907)        $   978         $(8,066)        $(9,459)
                                               =======         =======         =======         =======
Basic net income (loss) per share.........     $ (0.12)        $   .04         $ (0.34)        $ (0.40)
                                               =======         =======         =======         =======
Weighted average common shares
  outstanding -- Basic....................      23,547          23,477          23,542          23,477
                                               =======         =======         =======         =======
Diluted net income (loss) per share.......     $ (0.12)        $  0.02         $ (0.34)        $ (0.40)
                                               =======         =======         =======         =======
Weighted average common shares
  outstanding -- Diluted..................      23,547          43,477          23,542          23,477
                                               =======         =======         =======         =======

     See accompanying notes to condensed consolidated financial statements.

                             ROSS TECHNOLOGY, INC.
                                 AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                               SIX MONTHS      SIX MONTHS
                                                                  ENDED           ENDED
                                                              SEPTEMBER 28,   SEPTEMBER 29,
                                                                  1998            1997
                                                              -------------   -------------
                                                               (UNAUDITED)     (UNAUDITED)
Cash flows from operating activities:
  Net loss..................................................     $(9,459)        $(8,066)
  Adjustments to reconcile net loss to cash
     provided by (used in) operating activities:
     Depreciation and amortization..........................       1,642           2,822
     Write-down of property and equipment...................       1,089              --
     Change in assets and liabilities:
       Trade accounts receivable............................       1,044           5,041
       Receivable from Fujitsu..............................       2,736          (4,758)
       Inventory............................................       5,878           1,850
       Prepaid expenses.....................................         510             539
       Trade accounts payable...............................      (5,472)         (7,224)
       Accrued shutdown costs...............................       3,200              --
       Accrued severance costs..............................       2,420              --
       Accrued warranty and production costs................       1,125              --
       Payable to Fujitsu...................................          25           4,946
       Accrued liabilities..................................      (3,375)         (5,117)
                                                                 -------         -------
          Net cash provided by (used in) operating
            activities......................................       1,363          (9,967)
                                                                 -------         -------
Cash flows from investing activities:
  Capital expenditures......................................        (102)         (1,419)
                                                                 -------         -------
Cash flows from financing activities:
  Proceeds from issuance of common stock....................          --              11
  Proceeds from borrowings on notes payable.................       5,000          12,500
                                                                 -------         -------
       Net cash provided by financing activities............       5,000          12,511
                                                                 -------         -------
       Net increase in cash and cash equivalents............       6,261           1,125
Cash and cash equivalents at beginning of period............         787           2,811
                                                                 -------         -------
Cash and cash equivalents at end of period..................     $ 7,048         $ 3,936
                                                                 =======         =======

     See accompanying notes to condensed consolidated financial statements.

                             ROSS TECHNOLOGY, INC.
                                 AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) FINANCIAL STATEMENT PRESENTATION

     The preceding financial statements of ROSS Technology, Inc. and subsidiary (the "Company") have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of management, reflect all adjustments necessary, such adjustments being of a normal recurring nature, to present fairly the financial condition and the results of operations for such interim periods. As a result of the Company's continued financial deterioration, in July 1998, the Company's Board of Directors adopted and Fujitsu Limited ("Fujitsu"), as the holder of a majority of the outstanding shares of Common Stock entitled to vote and all outstanding shares of Preferred Stock, approved the Plan of Complete Liquidation and Dissolution. As a result of this action, the Company changed its basis of accounting from a going concern basis to a liquidation basis. Accordingly, the carrying values of assets as of September 28, 1998 are presented at estimated net realizable values and liabilities are presented at estimated amounts required to liquidate and dissolve the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, management believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended March 30, 1998. The results for interim periods are not necessarily indicative of the results for the respective fiscal years.

(2) INVENTORIES

                                                              SEPTEMBER 28,   MARCH 30,
                                                                  1998          1998
                                                              -------------   ---------
Die bank....................................................     $  475        $  694
Work-in-process.............................................        724         5,297
Finished goods..............................................        731         1,817
                                                                 ------        ------
                                                                 $1,930        $7,808
                                                                 ======        ======

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

(3) NOTES PAYABLE

     The notes payable to a bank at September 28, 1998, were outstanding under a $20,000,000 revolving credit facility with a bank, due November 30, 1998. Interest accrues at the bank's quoted rate (6.3% at September 28, 1998). The notes payable are guaranteed by Fujitsu. The credit facility and Fujitsu's guaranty expire on December 31, 1998.

(4) NET INCOME (LOSS) PER COMMON SHARE

     Basic earnings (loss) per share is based on the weighted average of all common shares issued and outstanding, and is calculated by dividing net income
(loss) available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share is calculated by dividing net income (loss) available to common stockholders by the weighted average number of common shares used in

                             ROSS TECHNOLOGY, INC.
                                 AND SUBSIDIARY

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

the basic calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive common shares outstanding.

                                         THREE MONTHS ENDED               SIX MONTHS ENDED
                                    -----------------------------   -----------------------------
                                    SEPTEMBER 29,   SEPTEMBER 28,   SEPTEMBER 29,   SEPTEMBER 28,
                                        1997            1998            1997            1998
                                    -------------   -------------   -------------   -------------
Net income (loss) applicable to
  common stockholders.............     $(2,907)        $   978         $(8,066)        $(9,459)
                                       =======         =======         =======         =======
Weighted average shares
  outstanding -- Basic............      23,547          23,477          23,542          23,477
                                       =======         =======         =======         =======
Basic income (loss) per share.....     $  (.12)        $   .04         $  (.34)        $ (0.40)
                                       =======         =======         =======         =======
Weighted average shares
  outstanding -- Diluted..........      23,547          43,477          23,542          23,477
                                       =======         =======         =======         =======
Diluted income (loss) per share...     $  (.12)        $   .02         $  (.34)        $ (0.40)
                                       =======         =======         =======         =======

     For the quarter ended September 28, 1998 options totaling 2,361,483 shares of common stock were excluded from the computation of diluted earnings per share because they would have been antidilutive for this period. For the quarter ended September 29, 1997, options totaling 739,468 were excluded from the computation of diluted earnings per share because they would have been antidilutive for that period. For the six month period ended September 28, 1998, options totaling 3,033,684 and the conversion of Series B Convertible Preferred Stock to 20,000,000 shares of common stock were excluded from the computation of dilutive earnings per share because they would have been antidilutive for this period. For the six month period ended September 29, 1997, options totaling 717,130 were excluded from the computation of diluted earnings per share because they would have been antidilutive for that period.

(5) SEVERANCE COST

     As previously reported, the Company has commenced an orderly shutdown of its operations. In conjunction with the Company's orderly shutdown of its operations and in order to provide certain employees with an incentive to continue his or her employment with the Company, the Company adopted an Employee Retention and Severance Plan (the "Retention Plan"). The Company provided severance packages to all eligible terminated employees as required by its general severance policy, and substantially all of the executive officers were retained pursuant to individual retention agreements. Given the Company's uncertain financial position, retention agreements were provided by the Company to such executive officers to provide incentives so that the key personnel necessary to effect the sale of the Company's assets remained with the Company until such time that their services were no longer required. The total cost of the Retention Plan and severance packages totals $5.2 million, of which $3.2 million relates to prior contractual obligations of the Company and obligations of the Company under its general severance policy. At June 29, 1998, these severance costs met the criteria as stated in Emerging Issues Task Force issue No. 94-3 and, therefore, these severance costs have been accrued in the first quarter of Fiscal 1999. These severance costs are not of a normal recurring nature.

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

                             ROSS TECHNOLOGY, INC.
                                 AND SUBSIDIARY

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(6) GAIN ON SALE OF SUBSIDIARY

     On August 10, 1998, the Company sold all of the issued and outstanding shares of capital stock of ROSS Semiconductors (Israel) Ltd. ("RIL") to Fujitsu for $2.5 million. In Fiscal 1998, the Company recorded a $1.1 million charge to write-down its investment in RIL to $0. Accordingly, the sale of RIL resulted in a gain of $2.5 million.

(7) GAIN ON SALE OF INTELLECTUAL PROPERTY

     On July 27, 1998, the Company sold certain intellectual property rights (the "Acquired IP") to Fujitsu (subject to a license back of certain of those rights) for $7.6 million. The Acquired IP had a book value of $0. Accordingly, the sale of the Acquired IP resulted in a gain of $7.6 million.

(8) OTHER

     The Company has entered into an Asset Purchase Agreement (the "Asset Purchase Agreement") to sell its manufacturing, sales and service operations and certain assets related to the Company's 32-bit hyper-SPARC(TM) business (the "BridgePoint Sale") to a newly-formed Texas corporation ("Buyer"), of which Joe
D. Jones (currently Vice President of Operations of the Company) is president and sole stockholder. The Asset Purchase Agreement provides for an aggregate consideration of $5.66 million, of which $250,000 will be deposited by Buyer into an escrow account for a holdback amount to cover possible indemnification claims. Also, the Company will pay $1.72 million to the Buyer at the closing in consideration for the Buyer's assumption of and undertaking to pay, discharge and perform certain warranty repair liabilities of the Company.

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

     The Company estimates total future obligations and commitments associated with the Company's planned shutdown of its operations, including employee related costs, at approximately $10.4 million (excluding the Company's obligations under its revolving credit facility guaranteed by Fujitsu). The Company has received gross proceeds of $10.1 million from the IP Sale and the sale of RIL, and will receive approximately $3.9 million of proceeds (net of payment for warranty liability assumption) and will receive approximately $1.9 million for cost reimbursements if the BridgePoint Sale is consummated.

(9) RECLASSIFICATIONS

     Certain reclassifications have been made to conform prior periods data to the current presentation.

ITEM 2.   MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATIONS


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

RESULTS OF OPERATIONS

     Net Sales. Net sales in the three month period ended September 28, 1998 (the "second quarter") of the fiscal year ending March 29, 1999 ("Fiscal 1999") decreased 61.7% to $4.4 million from $11.5 million in the corresponding period of Fiscal 1998. This reduction in sales reflects the continued decline in demand for the Company's 32-bit products and the previously reported migration of the Company's primary customers to 64-bit products sold by the Company's competitors, primarily Sun. A similar decline in sales is also reflected in the 47.5% decrease in net sales during the first six months of Fiscal 1999 as compared to the corresponding period in Fiscal 1998. This reduction was mitigated by a $5.0 million end of life ("EOL") order from Fujitsu. This order was placed and shipped during the first quarter of Fiscal 1999 in connection with Company's previously announced EOL program, which provided the Company's customers the opportunity to place EOL orders until July 31, 1998, with all such orders to be shipped on or before November 28, 1998.

     Gross Profit. Gross profit as a percentage of net sales for the quarter ended September 29, 1998 decreased to (.1)% as compared to 12.3% of net sales for the comparable period in Fiscal 1998. This decrease reflected a sharp decrease in sales without a decrease of equal magnitude in the Company's manufacturing overhead. In contrast, for the six month period ended September 28, 1998, gross profit as a percentage of net sales increased to 10.1% as compared to 8.8% for the corresponding period in Fiscal 1999. This increase was primarily attributable to the Company's ability to ship orders from stock which allowed the Company to reduce its manufacturing overhead during the first quarter of Fiscal 1999. This reduction in manufacturing overhead in the first quarter of Fiscal 1999 coupled with an equal level of such costs in the second quarter of Fiscal 1999 provided the Company with a slight percentage increase in gross profit for the first six months of Fiscal 1999 versus the same period of Fiscal 1998.

     Research and Development Expense. Research and development ("R&D") expense includes costs associated with the definition, design and development of new products. Net R&D expenses were 17.4% of net sales for the quarter ended September 28, 1998, compared with (1.3)% of net sales for the comparable period in Fiscal 1998. Absolute R&D expenses increased $.9 million in the quarter ended September 28, 1998 from the comparable period in the prior fiscal year. This increase was primarily attributable to reimbursement by

Fujitsu of $4.5 million in expenses in the second quarter of Fiscal 1998 relating to the development of the Company's 64-bit Viper project pursuant to a development agreement between the Company and Fujitsu (the "Viper Development Agreement"). No such reimbursements occurred during the second quarter of Fiscal 1999. As previously reported, the Company will not complete development of the "Viper" project and the Company and Fujitsu have terminated the Viper Development Agreement. For the same reasons, net R&D expenses were 31.2% of net sales for the six month period ended September 28, 1998 as compared to 6.0% for the corresponding period in Fiscal 1998. During the first six months of Fiscal 1998, the Company received $9.0 from Fujitsu for expense reimbursement. No such payment was received during the first six months of Fiscal 1999.

     For the second quarter of Fiscal 1999, gross R&D expense was significantly lower than the level experienced in the corresponding period of Fiscal 1998 reflecting that on July 31, 1998, the Company laid off approximately 70% of its domestic work force, including all members of the Company's R&D operations.

     Selling, General and Administrative Expense. Selling, general and administrative ("SG&A") expenses were 88.3% of net sales for the quarter ended September 28, 1998, compared with 30.8% of net sales for the comparable period in Fiscal 1998. Absolute SG&A expenses increased $.3 million in the quarter ended September 28, 1998 from the comparable period in the prior fiscal year. The increase in SG&A expense is primarily attributable to an increase in legal and related expenses associated with the Company's planned shutdown of its operations, particularly expenses related to the Company's obligations under the federal Workers Adjustment and Retraining Notification Act (the "WARN Act").

     For similar reasons, SG&A expenses for the six months ended September 28, 1998 increased to 56.9% of net sales as compared to 30.6% for the comparable period in Fiscal 1998.

     Severance Cost. In conjunction with the Company's orderly shutdown of its operations and in order to provide certain employees with an incentive to continue his or her employment with the Company, the Company adopted an Employee Retention and Severance Plan (the "Retention Plan"). The Company provided severance packages to all eligible terminated employees as required by its general severance policy, and substantially all of the executive officers were retained pursuant to individual retention agreements. Given the Company's uncertain financial position, retention agreements were provided by the Company to such executive officers to provide incentives so that the key personnel necessary to effect the sale of the Company's assets remained with the Company until such time that their services were no longer required. The total cost of the Retention Plan and severance packages totals $5.2 million, of which $3.2 million relates to prior contractual obligations of the Company and obligations of the Company under its general severance policy. At June 29, 1998, these severance costs met the criteria as stated in Emerging Issues Task Force issue No. 94-3 and, therefore, these severance costs have been accrued in the first quarter of Fiscal 1999.

     As part of the preparation for the shutdown of the Company's business, on June 1, 1998, the Company issued notices to its employees under the WARN Act. These notices provided advance notice to all employees of the scheduled termination of their employment in connection with the shutdown. Approximately 138 employees, or 70% of the Company's work force (excluding employees at the Company's Design Center in Israel), were laid off on July 31, 1998, including the members of the Company's "Viper" development team.

     Gain on Sale of Subsidiary. On August 10, 1998, the Company sold all of the issued and outstanding shares of capital stock of RIL to Fujitsu for $2.5 million. In Fiscal 1998, the Company recorded a $1.1 million charge to write-down its investment in RIL to $0. Accordingly, the sale of RIL resulted in a gain of $2.5 million.

     Gain on Sale of Intellectual Property. On July 27, 1998, the Company sold certain intellectual property (the "Acquired IP") to Fujitsu for $7.6 million, with a royalty-free license back of certain of those rights. The Acquired IP had a book value of $0. Accordingly, the sale of the Acquired IP resulted in a gain of $7.6 million.

     Net Interest Expense. The Company had net interest expense of $.3 million for the quarter ended September 28, 1998, versus interest expense of $.9 million in the quarter ended September 29, 1997, reflecting a lower level of debt during the first quarter of Fiscal 1999 as compared to the corresponding period in Fiscal

1998. For similar reasons, interest expense decreased to $.6 million for the six months ended September 28, 1998 as compared to $1.6 million for the comparable period in Fiscal 1998.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company experienced significant negative cash flows during the fiscal year ended March 30, 1998. Historically, the Company has been dependent on Fujitsu for its capital requirements. Fujitsu has provided a guarantee for a credit facility with DKB for a maximum principal amount of $20 million. The line of credit and guaranty are scheduled to expire on November 30 and December 31, 1998, respectively. As of November 11, 1998, the Company has borrowed the maximum $20 million of available credit provided by the existing credit facility. There is no assurance that DKB will renew the line of credit or that Fujitsu will agree to extend or renew the guaranty, on their existing terms or otherwise. In addition, there can be no assurance that the Company will not experience negative cash flow from operations and the Company may in future be required to seek additional external sources of financing to fund the shutdown of its operations, which it does not believe it will be able to obtain from Fujitsu or any other third party. Although the Company hopes it will have sufficient funds from the sale of its inventory and assets to fund an orderly shutdown of its operations, the Company may nevertheless be forced to seek protection under Federal bankruptcy laws.

     On May 18, 1998, the Company was informed by The Nasdaq Stock Market of the Company's failure to maintain certain listing requirements for the Nasdaq National Market -- failure to maintain a closing bid price of greater than or equal to $1.00 per share and failure to maintain a market value of public float greater than or equal to $5 million. On July 15, 1998, the Company received another notice from The Nasdaq Stock Market informing the Company that it no longer met the minimum net tangible assets requirement for continued listing on the Nasdaq National Market. As a result of the Company's noncompliance with these rules, the Company's common stock was delisted from the Nasdaq National Market effective at the close of business on July 31, 1998. The Company's Common Stock continues to trade on the over-the-counter bulletin board market maintained by the Nasdaq Stock Market.

     The Company's principal source of liquidity as of September 28, 1998 consisted of $7.0 million of cash. The Company has no availability under any credit facility. As of September 28, 1998, the Company had negative working capital of $19.1 million, an accumulated deficit of $149.3 million and stockholders deficit of $18.4 million.

ITEM 1.   LEGAL PROCEEDINGS

          Kris Vorm v. ROSS Technology, Inc., Cause No. 9704693 (District Court of Travis County, Texas). On April 18, 1997, the above-referenced action was filed against the Company in the 353rd Judicial District Court of Travis County, Austin, Texas (the "Vorm Action"). The Vorm Action was brought by Kris Vorm, a former employee of the Company, alleging that in late May 1996 the Company, through false and material representations and promises, prevented him from selling shares of common stock of the Company owned by him. Plaintiff further contended that the Company misrepresented that it would provide him a low interest loan to cover his tax liability in connection with his having purchased his shares. Plaintiff sought compensation in an unspecified amount which the Company estimates, based upon Plaintiff's allegations, to approximate $500,000. Plaintiff also sought exemplary damages, as well as attorneys' fees, costs, and pre-judgment and post-judgment interest. The Company and the plaintiff have settled the Vorm Action for $190,000. The Company did not admit to any liability under the Vorm Action.

          Hummingbird Communications, Ltd. v. ROSS Technology, Inc., Cause No. 9810439 (District Court of Travis County, Texas). On October 7, 1998, the above-referenced action was filed against the Company in the 261st Judicial District Court of Travis County, Austin, Texas (the "Hummingbird Action"). The Hummingbird Action was brought by Hummingbird Communications, Ltd. ("Hummingbird"), a vendor of computer software to the Company, alleging that the Company had not paid amounts due to Hummingbird pursuant to an agreement between Hummingbird and the Company. Hummingbird seeks damages of $750,000, plus $50,000 per year from the inception of the agreement (August 19, 1996), plus reasonable attorney's fees.

          The Company has filed an answer to the complaint and has denied liability. The Company believes that it has meritorious defenses to the Hummingbird Action and intends to defend it vigorously. Given the early stage of the proceedings, the fact that the ultimate outcome will depend upon the resolution of disputed issues of fact and law and the inherent uncertainties of litigation such as this, it is not possible at this time to predict the ultimate outcome of the matter with any degree of certainty, although based on information presently known to management, the Company does not believe that the ultimate resolution of this lawsuit will have a material adverse effect upon the financial condition or results of operation of the Company, although the result of this lawsuit will not affect the Company's decision to proceed with an orderly shutdown of its operations.

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

          NONE

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          NONE

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

          NONE

ITEM 5.   OTHER INFORMATION

          The BridgePoint Sale and the Plan of Liquidation are still pending, subject to clearance of stockholder materials by the Securities and Exchange Commission. Both the BridgePoint Sale and the Plan of Liquidation have been approved by the Company's majority stockholder. The Company anticipates that it will consummate the BridgePoint Sale by the end of 1998, although that transaction remains subject to certain contingencies, including financing, and accordingly no assurances can be given. The Company continues to pursue the previously-announced orderly shutdown of its operations and anticipates that it will cease all operations by early 1999. The Company does not believe that it will have any funds or assets available for distribution to common or preferred stockholders.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          Exhibit No.         Description
          -----------         -----------

          10.1 Termination Agreement dated as of August 31, 1998 between the Company and Fujitsu Limited

          10.2 Technology Framework Agreement between the Company, Fujitsu Limited and BridgePoint Technical Manufacturing Corporation

          27                  Financial Data Schedule

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

                                      ROSS TECHNOLOGY, INC.,
                                      a Delaware corporation


Date:  November 12, 1998              /s/ F. S. (KIT) WEBSTER III
                                      ----------------------------------------
                                      F. S. (Kit) Webster III
                                      Chief Financial Officer

                                 EXHIBIT INDEX



EXHIBIT
NUMBER              DESCRIPTION
-------             -----------
  10.1              Termination Agreement dated as of August 31, 1998
                    between the Company and Fujitsu Limited

  10.2              Technology Framework Agreement between the
                    Company, Fujitsu Limited and BridgePoint
                    Technical Manufacturing Corporation

  27                Financial Data Schedule