Form 10-Q/A
period 1997-12-29
ROSS TECHNOLOGY INC
filed 1998-11-20
CIK 949702

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

          10.1 Agreement between Fujitsu Limited and the Company dated as of December 26, 1997, relating to the Viper Development Agreement+*

          10.2 Separation Agreement between Roger D. Ross and the Company dated as of December 5, 1997+**

          10.3 Master Promissory Note, dated October 29, 1997, by and between the Company and The Dai-Ichi Kangyo Bank, Limited, New York Branch

          27                  Financial Data Schedule**

-------------

          + Certain portions of this Exhibit have been omitted and filed separately under an application for confidential treatment

          * This Exhibit is being refiled in response to comments received in connection with an application for confidential treatment

          ** Previously filed

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

                                      ROSS TECHNOLOGY, INC.,
                                      a Delaware corporation


Date:  November 20, 1998              /s/ F. S. (KIT) WEBSTER III
                                      ----------------------------------------
                                      F. S. (Kit) Webster III
                                      Chief Financial Officer

                                 EXHIBIT INDEX



EXHIBIT
NUMBER              DESCRIPTION
-------             -----------
  10.1              Agreement between Fujitsu Limited and the Company dated as of December 26, 1997, relating to the Viper Development
                    Agreement +*

  10.2 Separation Agreement between Roger D. Ross and the Company dated as of December 5, 1997 +**

  10.3 Master Promissory Note, dated October 29, 1997, by and between the Company and The Dai-Ichi Kangyo Bank, Limited,
                    New York Branch **

  27                Financial Data Schedule


                    ------------------

                    + Certain portions of this Exhibit have been omitted and filed separately under an application for confidential treatment

                    * This Exhibit is being refiled in response to comments received in connection with an application for confidential treatment.


                    ** Previously filed