Form 10-Q
period 1998-12-28
ROSS TECHNOLOGY INC
filed 1999-02-17
CIK 949702

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended December 28, 1998

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

                                 [X] Yes [ ] No

Number of shares outstanding of each of the issuer's classes of common stock, as of February 8, 1999: Common Stock, $.001 par value, 23,476,965 shares.

                         QUARTERLY REPORT ON FORM 10-Q
                      NINE MONTHS ENDED DECEMBER 28, 1998

                                     INDEX

Title Page..............................................................     1

Index...................................................................     2

PART I - FINANCIAL INFORMATION

     ITEM 1.          Financial Statements (Unaudited)

                      Condensed  Consolidated  Balance  Sheets -
                      December 28, 1998 and March 30, 1998                   3

                      Condensed Consolidated Statements of Operations for
                      the Three and Nine Months Ended December 28, 1998 and
                      December 29, 1997                                      4

                      Condensed Consolidated Statements of Cash Flows for
                      the Nine Months Ended December 28, 1998 and
                      December 29, 1997                                      5

                      Notes to Condensed Consolidated Financial Statements   6

     ITEM 2.          Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                    9

PART II - OTHER INFORMATION

     ITEM 1.          Legal proceedings                                     11

     ITEM 2.          Changes in Securities                                 11

     ITEM 3.          Defaults Upon Senior Securities                       11

     ITEM 4.          Submission of Matters to a Vote of Security-Holders   11

     ITEM 5.          Other Information                                     11

     ITEM 6.          Exhibits and Reports on Form 8-K                      11

SIGNATURES..............................................................    12

Part 1 - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                             ROSS TECHNOLOGY, INC.
                                 AND SUBSIDIARY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                 DECEMBER 28,     MARCH 30,
                                                     1998           1998
                                                 ------------     ---------
ASSETS

Current assets:
  Cash and cash equivalents................        $   8,438       $    787
  Trade accounts receivable................               --          2,712
  Receivable from Fujitsu..................               --          3,343
  Inventory................................               --          7,808
  Prepaid expenses and other assets........               --            512
                                                   ---------       --------
          Total current assets.............            8,438         15,162
Property and equipment, net................               --          3,325
                                                   ---------       --------
Total assets...............................        $   8,438       $ 18,487
                                                   =========       ========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Trade accounts payable...................        $     624       $  6,091
  Accrued shutdown costs...................            2,230             --
  Accrued severance costs..................            2,420             --
  Accrued warranty and production costs....               --            647
  Accrued liabilities......................              808          4,436
  Payable to Fujitsu.......................            1,303          1,293
  Notes payable............................           20,000         15,000
                                                   ---------       --------
          Total current liabilities........           27,385         27,467
                                                   ---------       --------
          Total stockholders' deficit......          (18,947)        (8,980)
                                                   ---------       --------
Total liabilities and stockholders' deficit        $   8,438       $ 18,487
                                                   =========       ========

See accompanying notes to condensed consolidated financial statements.

                             ROSS TECHNOLOGY, INC.
                                 AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                           THREE MONTHS       THREE MONTHS       NINE MONTHS        NINE MONTHS
                                               ENDED              ENDED             ENDED              ENDED
                                           DECEMBER 29,       DECEMBER  28,     DECEMBER  29,      DECEMBER  28,
                                               1997               1998              1997               1998
                                           ------------       -------------     -------------      -------------
Net sales ................................  $ 14,269            $  4,246          $ 37,554            $ 16,475
Cost of sales ............................     8,679               3,960            29,917              14,952
                                            --------            --------          --------            --------
  Gross profit ...........................     5,590                 286             7,637               1,523
                                            --------            --------          --------            --------
Operating expenses:
  Research and development, net ..........     1,490                  --             2,884               3,811
  Selling, general and administrative ....     3,633                 523            10,768               7,477
  Severance costs ........................        --                  --                --               5,248
  Shutdown costs .........................        --                  --                --               4,125
                                            --------            --------          --------            --------
          Total operating expenses .......     5,123                 523            13,652              20,661
                                            --------            --------          --------            --------
  Gain on sale of subsidiary .............        --                  --                --               2,500
  Gain on sale of intellectual property...        --                  --                --               7,550
  Gain on sale of operating unit .........        --                  37                --                  37
                                            --------            --------          --------            --------
          Income (loss) from operations...       467                (200)           (6,015)             (9,051)
Interest expense, net ....................      (216)               (308)           (1,800)               (916)
                                            --------            --------          --------            --------
          Income (loss) before income
            taxes ........................       251                (508)           (7,815)             (9,967)
Income tax provision (benefit) ...........        --                  --                --                  --
                                            --------            --------          --------            --------
          Net income (loss) ..............  $    251            $   (508)         $ (7,815)           $ (9,967)
                                            ========            ========          ========            ========
Net income (loss) applicable to common
  shareholders ...........................  $    251            $   (508)         $ (7,815)           $ (9,967)
                                            ========            ========          ========            ========
Basic net income (loss) per share ........  $    .01            $  (0.02)         $  (0.33)           $  (0.42)
                                            ========            ========          ========            ========
Weighted average common shares
  outstanding -- Basic ...................    23,471              23,477            23,456              23,477
                                            ========            ========          ========            ========
Diluted net income (loss) per share ......  $    .01            $  (0.02)         $  (0.33)           $  (0.42)
                                            ========            ========          ========            ========
Weighted average common shares
  outstanding -- Diluted .................    43,582              23,477            23,456              23,477
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

                             ROSS TECHNOLOGY, INC.
                                 AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                      NINE MONTHS    NINE MONTHS
                                                          ENDED         ENDED
                                                      DECEMBER 29,   DECEMBER 28,
                                                          1997           1998
                                                      ------------   ------------
                                                       (UNAUDITED)    (UNAUDITED)
Cash flows from operating activities:
  Net loss ..........................................  $ (7,815)     $ (9,967)
  Adjustments to reconcile net loss to cash
     provided  by (used in) operating activities:
     Depreciation and amortization ..................     4,291         1,642
     Write-down of property and equipment ...........        --         1,785
     Change in assets and liabilities:
       Trade accounts receivable ....................     4,602         2,712
       Receivable from Fujitsu ......................    (3,461)        3,343
       Inventory ....................................     1,158         7,808
       Prepaid expenses .............................     1,352           512
       Trade accounts payable .......................   (10,760)       (5,467)
       Accrued shutdown costs .......................        --         2,230
       Accrued severance costs ......................        --         2,420
       Accrued warranty and production costs ........        --          (647)
       Payable to Fujitsu ...........................       (23)           10
       Accrued liabilities ..........................    (4,162)       (3,628)
                                                       --------      --------
          Net cash provided by (used in) operating
            activities ..............................   (14,818)        2,753
                                                       --------      --------
Cash flows from investing activities:
  Capital expenditures ..............................    (3,617)         (102)
                                                       --------      --------
Cash flows from financing activities:
  Proceeds from issuance of common stock ............        11            --
  Proceeds from issuance of preferred stock, net ....    49,508            --
  Proceeds from borrowings on notes payable .........   (33,500)        5,000
       Net cash provided by financing ...............        --            --
        activities ..................................    16,019         5,000
                                                       --------      --------
       Net increase in cash and cash equivalents ....    (2,416)        7,651
Cash and cash equivalents at beginning of period ....     2,811           787
                                                       --------      --------
Cash and cash equivalents at end of period ..........  $    395      $  8,438
                                                       ========      ========

    See accompanying notes to condensed consolidated financial statements.

                             ROSS TECHNOLOGY, INC.
                                 AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) FINANCIAL STATEMENT PRESENTATION

    The preceding financial statements of ROSS Technology, Inc. and its subsidiary (collectively the "Company") have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of management, reflect all adjustments necessary, such adjustments being of a normal recurring nature, to present fairly the financial condition and the results of operations for such interim periods. As a result of the Company's continued financial deterioration, in July 1998, the Company's Board of Directors adopted and Fujitsu Limited ("Fujitsu"), as the holder of a majority of the outstanding shares of Common Stock entitled to vote and all outstanding shares of Preferred Stock, approved the Plan of Complete Liquidation and Dissolution. As a result of this action, the Company changed its basis of accounting from a going concern basis to a liquidation basis. Accordingly, the carrying values of liabilities as of December 28, 1998 are presented at the estimated amounts required to liquidate and dissolve the Company.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, management believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended March 30, 1998 ("Fiscal 1998"). The results for interim periods are not necessarily indicative of the results for the respective fiscal years.

(2) INVENTORIES

                                      DECEMBER 28,      MARCH 30,
                                          1998            1998
                                      ------------      ---------
                 Die bank..........      $    --         $  694
                 Work-in-process...           --          5,297
                 Finished goods....           --          1,817
                                         -------         ------
                                         $    --         $7,808
                                         =======         ======

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

(3) NOTES PAYABLE

    The notes payable to a bank at December 28, 1998, were outstanding under a $20,000,000 revolving credit facility with a bank, due March 25, 1999. Interest accrues at the bank's quoted rate (6.3% at December 28, 1998).
The notes payable are guaranteed by Fujitsu.

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

                                        THREE MONTHS ENDED                     NINE MONTHS ENDED
                                  --------------------------------      -------------------------------
                                  DECEMBER  29,      DECEMBER  28,      DECEMBER  29,      DECEMBER 28,
                                      1997               1998               1997               1998
                                  -------------      -------------      -------------      ------------
Net income (loss)  applicable to
  common stockholders.......        $    251           $   (508)          $ (7,815)          $ (9,967)
                                    ========           ========           ========           ========
Weighted average shares
  outstanding -- Basic......          23,471             23,477             23,456             23,477
                                    ========           ========           ========           ========
Basic income (loss) per share       $    .01           $   (.02)          $   (.33)          $   (.42)
                                    ========           =========          ========           ========
Weighted average shares
  outstanding -- Diluted....          43,582             23,477             23,456             23,477
                                    ========           ========           ========           ========
Diluted income (loss) per
share.......................        $    .01           $   (.02)          $   (.33)          $   (.42)
                                    ========           =========          ========           ========

    For the quarter and nine months ended December 28, 1998 options totaling 1,710,409 and 2,544,889, respectively, were excluded from the computation of diluted earnings per share because they would have been antidilutive for those periods. Similarly, for the three and nine month periods ended December 29, 1997, options totaling 1,527,892 and 1,899,049, respectively were excluded from the computation of dilutive earnings per share because they would have been antidilutive for those periods.

(5) SEVERANCE COST

    As previously reported, the Company has commenced an orderly shutdown of its operations. In conjunction with the Company's orderly shutdown of its operations and in order to provide certain employees with an incentive to continue their employment with the Company, the Company adopted an Employee Retention and Severance Plan (the "Retention Plan"). The Company provided severance packages to all eligible terminated employees as required by its general severance policy, and substantially all of the executive officers were retained pursuant to individual retention agreements. Given the Company's uncertain financial position, retention agreements were provided by the Company to such executive officers to provide incentives so that the key personnel necessary to effect the sale of the Company's assets remained with the Company until such time that their services were no longer required. The total cost of the Retention Plan and severance packages totals $5.2 million, of which $3.2 million relates to prior contractual obligations of the Company and obligations of the Company under its general severance policy. At June 29, 1998, these severance costs met the criteria as stated in Emerging Issues Task Force issue No. 94-3 and, therefore, these severance costs were accrued in the first quarter the fiscal year ending March 29, 1999 ("Fiscal 1999"). These severance costs are not of a normal recurring nature.

     As of December 31, 1998, all employees have been terminated or have transferred to BridgePoint Technical Manufacturing Corporation ("BridgePoint"), a Texas corporation.

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

(8) GAIN ON SALE OF OPERATING UNIT

    On December 15, 1998, pursuant to the Asset Purchase Agreement dated as of July 23, 1998 between the Company and BridgePoint ("Buyer"), the assets of the Company's "BridgePoint" business unit were sold (the "BridgePoint Sale"). The BridgePoint business unit was formed in the second calendar quarter of 1998 to contain the Company's scaled back sales, service and operations employees, as well as the inventory related to the Company's 32-bit products. The purchase price for the BridgePoint Sale was $5.66 million in cash, which included $250,000 that was deposited by Buyer in an escrow account for an indemnification holdback, plus the assumption of certain liabilities. There was also, at the closing, a net purchase price adjustment paid to the Buyer of approximately $1.06 million (subject to post-closing adjustment) for the proration of certain expenses and revenues reasonably allocable to the BridgePoint business unit from June 29, 1998 through the closing. As the closing, the Company also paid $1.72 million to Buyer in connection with the Buyer's assumption of certain warranty repair liabilities for previous product sales to customers throughout the world. The Company received net proceeds of $2.88 million for assets having a net book value of $2.51 million.

(9) OTHER

    On December 29, 1998, pursuant to the Plan of Liquidation and Dissolution adopted by the Company's Board of Directors and approved by the Company's majority stockholder, the Company filed a certificate of dissolution with the Secretary of State of the State of Delaware. Subsequent to the filing of the certificate of dissolution, the Company's stock transfer books were closed. As a result, the Company's common and preferred stock will no longer be treated as outstanding. Following the filing of the certificate of dissolution, the Company will cease all of its business activities, except as necessary for the sale of its remaining assets and for the proper winding up of the Company pursuant to Delaware law. Based on the anticipated value of the Company's assets and the amounts owed to creditors of the Company, the Company will not have any funds or assets available to make distributions to either preferred or common stockholders.

    Following consummation of the BridgePoint Sale, the Company no longer has any operating assets.

    The Company estimates total future obligations and commitments associated with the Company's planned shutdown of its operations, including employee related costs, at approximately $27.4 million (including the Company's obligations under its revolving credit facility guaranteed by Fujitsu).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT

    The information contained in this Quarterly Report is not a complete description of the Company's business or the risks associated with an investment in the Company. More complete discussions can be found in the Company's Annual Report on Form 10-K for the Fiscal 1998, as supplemented by the information contained in the Current Reports on Form 8-K dated July 30, 1998, August 11, 1998 and December 29, 1998 and this Quarterly Report.

RESULTS OF OPERATIONS

    Overview. On December 29, 1998, pursuant to the Plan of Liquidation and Dissolution adopted by the Company's Board of Directors and approved by the Company's majority stockholder, the Company filed a certificate of dissolution with the Secretary of State of the State of Delaware. Subsequent to the filing of the certificate of dissolution, the Company's stock transfer books were closed. As a result, the Company's common and preferred stock will no longer be treated as outstanding. Following the filing of the certificate of dissolution, the Company will cease all of its business activities, except as necessary for the sale of its remaining assets, which are limited, and for the proper winding up of the Company pursuant to Delaware law. Based on the anticipated value of the Company's assets and the amounts owed to creditors of the Company, the Company will not have any funds or assets available to make distributions to either preferred or common stockholders.

    On December 15, 1998, pursuant to the Asset Purchase Agreement dated as of July 23, 1998 between the Company and BridgePoint ("Buyer"), the assets of the Company's "BridgePoint" business unit were sold (the "BridgePoint Sale"). The BridgePoint business unit was formed in the second quarter of calendar 1998 to contain the Company's scaled back sales, service and operations employees, as well as the inventory related to the Company's 32-bit products. The purchase price for the BridgePoint Sale was $5.66 million in cash, which included $250,000 that was deposited by Buyer in an escrow account for an indemnification holdback, plus the assumption of certain liabilities. There was also, at the closing, a net purchase price adjustment paid to the Buyer of approximately $1.06 million (subject to post-closing adjustment) for the proration of certain expenses and revenues reasonably allocable to the BridgePoint business unit from June 29, 1998 through the closing. As the closing, the Company also paid $1.72 million to Buyer in connection with the Buyer's assumption of certain warranty repair liabilities for previous product sales to customers throughout the world. The BridgePoint Sale was a part of the Company's previously-announced orderly shutdown of its operations. Following consummation of the BridgePoint Sale, the Company no longer has any operating assets.

    Net Sales. Net sales in the three month period ended December 28, 1998 (the "third quarter") of the fiscal year ending March 29, 1999 ("Fiscal 1999") decreased 70.2% to $4.2 million from $14.3 million in the corresponding period of Fiscal 1998. This reduction in sales reflects the continued decline in demand for the Company's 32-bit products and the previously reported migration of the Company's primary customers to 64-bit products sold by the Company's competitors, primarily Sun Microsystems, Inc. A similar decline in sales is also reflected in the 56.1% decrease in net sales during the first nine months of Fiscal 1999 as compared to the corresponding period in Fiscal 1998. This reduction was mitigated by a $5.0 million end of life ("EOL") order from Fujitsu. This order was placed and shipped during the first quarter of Fiscal 1999 in connection with the Company's previously announced EOL program, which provided the Company's customers the opportunity to place EOL orders until July 31, 1998, with all such orders to be shipped on or before November 28, 1998. On December 15, 1998, the Company sold its BridgePoint unit and accordingly, the Company will have no future sales.

    Gross Profit. Gross profit as a percentage of net sales for the quarter ended December 28, 1998 decreased to 6.7% as compared to 39.2% of net sales for the comparable period in Fiscal 1998. This decrease reflected a sharp decrease in sales without a decrease of equal magnitude in the Company's manufacturing overhead. For similar reasons, for the nine month period ended December 28, 1998, gross profit as a percentage of net sales decreased to 9.2% as compared to 20.3% for the corresponding period in Fiscal 1998.

    Research and Development Expense. Research and development ("R&D") expense includes costs associated with the definition, design and development of new products. Reflecting the lay-off of the Company's R&D personnel on July 31, 1998, the Company incurred no R&D expense for the third quarter of Fiscal 1999.

    Absolute R&D expenses were $.9 million higher for the nine months ended December 28, 1998 as compared to the same period of Fiscal 1998 reflecting reimbursement from Fujitsu of $12.5 million in expenses in the first three quarters of Fiscal 1998 relating to the development of the Company's 64-bit Viper project pursuant to a development agreement between the Company and Fujitsu (the "Viper Development Agreement"). No such reimbursements occurred during the first three quarters of Fiscal 1999.

    Selling, General and Administrative Expense. Selling, general and administrative ("SG&A") expenses were $.5 million for the third quarter of Fiscal 1999, reflecting the Company's decision to terminate its operations. For the same reason, absolute SG&A expenses decreased $3.3 million for the nine month period ended December 28, 1998 as compared to the same period of Fiscal 1998.

    Severance Cost. In conjunction with the Company's orderly shutdown of its operations and in order to provide certain employees with an incentive to continue his or her employment with the Company, the Company adopted an Employee Retention and Severance Plan (the "Retention Plan"). The Company provided severance packages to all eligible terminated employees as required by its general severance policy, and substantially all of the executive officers were retained pursuant to individual retention agreements. Given the Company's uncertain financial position, retention agreements were provided by the Company to such executive officers to provide incentives so that the key personnel necessary to effect the sale of the Company's assets remained with the Company until such time that their services were no longer required. The total cost of the Retention Plan and severance packages totals $5.2 million, of which $3.2 million relates to prior contractual obligations of the Company and obligations of the Company under its general severance policy. At June 29, 1998, these severance costs met the criteria as stated in Emerging Issues Task Force issue No. 94-3 and, therefore, these severance costs were accrued in the first quarter of Fiscal 1999. As of December 28, 1998, all employees have been terminated or have transferred to BridgePoint.

    Gain on Sale of Subsidiary. On August 10, 1998, the Company sold all of the issued and outstanding shares of capital stock of RIL to Fujitsu for $2.5 million. In Fiscal 1998, the Company recorded a $1.1 million charge to writedown its investment in RIL to $0. Accordingly, the sale of RIL resulted in a gain of $2.5 million.

    Gain on Sale of Intellectual Property. On July 27, 1998, the Company sold certain intellectual property (the "Acquired IP") to Fujitsu for $7.6 million, with a royalty-free license back of certain of those rights. The Acquired IP had a book value of $0. Accordingly, the sale of the Acquired IP resulted in a gain of $7.6 million.

    Gain on Sale of Operating Unit. As previously discussed, on December 15, 1998, the BridgePoint Sale was consummated. The Company received net proceeds of $2.88 million for assets having a net book value of $2.51 million.

    Net Interest Expense. The Company had net interest expense of $.3 million for the quarter ended December 28, 1998, versus interest expense of $.2 million in the quarter ended December 29, 1997, reflecting a lower level of debt during the third quarter of Fiscal 1998 as compared to the corresponding period in Fiscal 1999. Conversely, interest expense decreased to $.9 million for the nine months ended December 28, 1998 as compared to $1.8 million for the comparable period in Fiscal 1998 reflecting a higher level of debt during the first six months of Fiscal 1998 as compared to the first six months of Fiscal 1999.

    Income Tax Expense. The Company has established a 100% reserve against its deferred income tax asset and will not record income tax expense or benefit. Although it is anticipated that the Company will not generate any future tax obligations as a result of any future transactions, it is possible that such tax obligations may occur.

    Future Operating Results. The Company has dissolved and and intends to liquidate and pay out its assets including, if any, the net proceeds of the sale of its remaining assets, to satisfy the Company's obligations to its creditors. The Company will not have any funds or assets remaining to make distributions to either preferred or common stockholders.

LIQUIDITY AND CAPITAL RESOURCES

    The Company experienced significant negative cash flows during Fiscal 1998. The Company has a credit facility with DKB for a maximum principal amount of $20 million, which is guaranteed by Fujitsu. The line of credit and guaranty are scheduled to expire on March 25, 1999. As of February 10, 1999, the Company has borrowed the maximum $20 million of available credit provided by the existing credit facility. DKB has informed the Company that it will not renew the line of credit. In addition, if DKB does not renew the line of credit, there can be no assurance that Fujitsu will agree to extend or renew the guaranty, on their existing terms or otherwise. Although the Company hopes it will have sufficient funds to complete an orderly shutdown of its operations, the Company may nevertheless be forced to seek protection under Federal bankruptcy laws.

    The Company's principal source of liquidity as of December 28, 1998 consisted of $8.4 million of cash. The Company has no availability under any credit facility. As of December 28, 1998, the Company had negative working capital of $18.9 million and stockholders deficit of $18.9 million.

ITEM 1.   LEGAL PROCEEDINGS

      Rao Cherukuri et al. v. PeQuR Technology, Inc., et al, Civil No. CV757267 (Santa Clara Court). Plaintiffs and the Company had previously agreed in principle to settle this litigation for $35,000. However, to date, the Company and plaintiffs have been unable to agree in a definitive settlement agreement and the Company believes that it is unlikely that a settlement agreement will be entered into in the near future, if at all.

ITEM 2.   CHANGES IN SECURITIES

    On December 29, 1998, pursuant to the Plan of Liquidation and Dissolution adopted by the Company's Board of Directors and approved by the Company's majority stockholder, the Company filed a certificate of dissolution with the Secretary of State of the State of Delaware. Subsequent to the filing of the certificate of dissolution, the Company's stock transfer books were closed. As a result, the Company's common and preferred stock will no longer be treated as outstanding.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

    NONE

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

    NONE

ITEM 5.   OTHER INFORMATION

    NONE

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

    Exhibit No.      Description
    ----------       -----------
      10.1           Consulting Agreement between Jack Simpson, Sr. and the
                     Company dated as of January 1, 1999

      10.2 Consulting Agreement between Francis S. (Kit) Webster III and the Company dated as of January 1, 1999

      10.3           Consulting Agreement between Carter L. Godwin and the
                     Company dated as of January 1, 1999

      27             Financial Data Schedule

    (b) Reports on Form 8-K

    One Current Report on Form 8-K dated December 29, 1998 reporting the consummation of the agreement of the sale of Company's BridgePoint business unit and the filing of a certificate of dissolution with the Secretary of the State of Delaware.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

    ROSS TECHNOLOGY, INC., a Delaware corporation

Date:   February 16, 1998          /s/ F. S. (KIT) WEBSTER III
                                   ----------------------------------------
                                       F.  S. (Kit) Webster III
                                       Chief Financial Officer

                                 EXHIBIT INDEX

    EXHIBIT
    NUMBER           DESCRIPTION
    --------         -----------
      10.1           Consulting Agreement between Jack Simpson, Sr. and the
                     Company dated as of January 1, 1999

      10.2 Consulting Agreement between Francis S. (Kit) Webster III and the Company dated as of January 1, 1999

      10.3           Consulting Agreement between Carter L. Godwin and the
                     Company dated as of January 1, 1999

      27             Financial Data Schedule