Form 10-Q/A
period 1998-12-28
ROSS TECHNOLOGY INC
filed 1999-03-09
CIK 949702

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

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

    NONE

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

    NONE

ITEM 5.   OTHER INFORMATION

    NONE

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

    Exhibit No.      Description
    ----------       -----------
      10.1*          Consulting Agreement between Jack Simpson, Sr. and the
                     Company dated as of January 1, 1999

      10.2* Consulting Agreement between Francis S. (Kit) Webster III and the Company dated as of January 1, 1999

      10.3           Consulting Agreement between Carter L. Godwin and the
                     Company dated as of January 1, 1999

      27*            Financial Data Schedule

      * Previously Filed

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

    ROSS TECHNOLOGY, INC., a Delaware corporation

Date:   March 9, 1999              /s/ F. S. (KIT) WEBSTER III
                                   ----------------------------------------
                                       F.  S. (Kit) Webster III
                                       Chief Financial Officer

                                 EXHIBIT INDEX

    EXHIBIT
    NUMBER           DESCRIPTION
    --------         -----------
      10.1*          Consulting Agreement between Jack Simpson, Sr. and the
                     Company dated as of January 1, 1999

      10.2* Consulting Agreement between Francis S. (Kit) Webster III and the Company dated as of January 1, 1999

      10.3           Consulting Agreement between Carter L. Godwin and the
                     Company dated as of January 1, 1999

      27*            Financial Data Schedule


   * Previously filed